Form 10QSB
period 1999-08-31
AURIC ENTERPRISES INC
filed 1999-10-19
CIK 1082493

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              August 31, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         0-22965

                           Auric Enterprises, Inc.
              (Exact name of Small Business Issuer in its charter)

                NEVADA                                 91-1950699
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                Identification No.)


10 Office Park Rd, Suite 222,
Carolina Building, Hilton Head, SC                         29928
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: (843) 686-5590

 Check mark whether the Issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    1,605,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
August 31, 1999                             4

Statements of Operations
Six Months
Ended August 31, 1999                       5


Statements of Cash Flows
Six Months Ended
August 31, 1999                             6

Notes to Financial Statements               8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                 9-11

PART II
Other Information                          12

Signatures                                 13

Financial Data Schedule                    14

                 Auric Enterprises, Inc.
                      Balance Sheet
                     August 31, 1999

                    ASSETS                                   August 31
                                                               1999
                                                            (Unaudited)
Current assets:
  Cash                                                   $     10,906
                                                         ------------
      Total current assets                                     10,906

Property                                                          200
Organization costs                                                552
                                                         ------------
                                                              $11,658
                                                         ============
             STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $          -
                                                         -------------
      Total current liabilities                                     -

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 1,605,000 shares
  issued and outstanding                                        1,605
 Additional paid in capital                                   136,125
 Unearned services                                                -
 (Deficit) accumulated during
  development stage                                          (126,072)
                                                         ------------
                                                               11,658
                                                         ------------
                                                              $11,658
                                                         ============


See accompanying notes to financial statements.

                 Auric Enterprises, Inc.
                 Statement of Operations
For the Period From Inception (October 26, 1998) to August 31, 1999
         and Three Months Ended August 31, 1999

                                                          Three Months      Six Months      Inception
                                                             Ended            Ended             To
                                                           August 31,         August 31,    August 31,
                                                              1999              1999          1999
                                                          (Unaudited)        (Unaudited)   (Unaudited)

Operating expenses                                        $     24,036       $     92,667   $   126,072
                                                          ------------       ------------   -----------
(Loss from operations) and net (loss)                     $    (24,036)      $    (92,667)  $  (126,072)
                                                          ============       ============   ===========

Per share information:
 Basic and diluted (loss) per common share                $      (0.01)      $      (0.06)  $    (0.11)
                                                          ============       ============   ==========
 Weighted average shares outstanding                         1,605,000          1,605,000    1,192,500
                                                          ============       ============   ==========




    See accompanying notes to financial statements.

                  Auric Enterprises, Inc.
                  Statement of Cash Flows
For the Period From Inception (October 26, 1998) to August 31, 1999

                                                                 Six Months         Period From
                                                                   Ended            Inception To
                                                                 August 31,          August 31,
                                                                    1999                1999
                                                                (Unaudited)         (Unaudited)
Net income (loss)                                            $     (92,667)      $    (126,072)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                               70,125              92,958
   Amortization                                                         20                  20
Changes in assets and liabilities
   (Increase) in other assets                                          -                     -
   Increase (decrease) in accounts payable                         (10,572)                  -
                                                             -------------         -----------
  Total adjustments                                                 59,573              92,978
                                                             -------------        ------------
  Net cash provided by (used in)
   operating activities                                            (33,094)            (33,094)


Cash flows from financing activities:
   Common stock sold for cash                                          -                44,000
                                                              -------------       ------------
  Net cash provided by (used in)
   financing activities                                                -                44,000
                                                              -------------       -------------
Increase (decrease) in cash                                        (33,094)             10,906
Cash and cash equivalents,
 beginning of period                                                44,000                   -
                                                              -------------       ------------
Cash and cash equivalents,
 end of period                                               $      10,906       $      10,906
                                                             =============       =============




      See accompanying notes to financial statements.

Auric Enterprises, Inc.
Notes to Financial Statements
31-Aug-99
(Unaudited)


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended February 28, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the six months August 31, 1999 the Company recorded consulting expense related to the shares issued to consultants amounting to
$92,598.00

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, its proposed operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products, the Company's business operations, upon commencement, may be adversely affected by the Company's inability to obtain the necessary financing, competitors and prolonged recessionary periods.

Capital and Source of Liquidity.   The Company requires substantial
capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plans.
Initial working capital has been obtained by private sale of common stock.

The Company does not anticipate receipt of any revenues from its four mining claims in the short term. The Company has taken no specific action relative to additional exploration of the claims. The Company is currently in preliminary negotiations with several mining companies for the purpose of entering into an agreement to conduct further, exploration on each of the claims and to arrange for the further development of the viable claims. The agreements will call for the exploration of the Company's mining claims, including environmental protection and reclamation of the property to be at the expense of the contracted mining company and using the mining company's equipment.

The Company pursued no financing activities for the six months ended August 31, 1999.

The Company received proceeds from the sale of Common Stock of $44,000 resulting in net cash provided by financing activities of $44,000 for the period from inception to August 31, 1999.

The Company had no investing activities for the period from inception to August 31, 1999 and for the six months ended August 31, 1999.

Results of Operations.    Since inception, the Company has not received
any revenues from operations.   The Company issued common stock valued
at $70,125 for services for the six months ended August 31, 1999.
The Company had a decrease in accounts payable of $10,572 for the six
months ended August 31, 1999 and amortization of $20.   The Company had
net cash of $33,094 used in operating activities for the six months ended August 31, 1999.

General and administrative expenses were $92,667 and consisted primarily of consulting fees paid in cash ($10,000) and stock of $60,125, legal of $20,000, incorporation costs of $887 and accounting expense of $1,665 for the six months ended August 31, 1999.

The Company issued common stock valued at $23,405 for services for the
period from inception to February 28, 1999.    The Company had an
increase in other assets of $572 and had an increase in accounts payable of $10,572 for the period from inception to February 28, 1999. The Company had net cash of $0.00 provided by operating activities for the period from inception (October 26, 1998) to February 28, 1999.

General and administrative expenses were $32,336 and consisted primarily of consulting fee of $10,000, legal fees of $20,000, accounting expense of $1,665 and miscellaneous expenses of $671 for the period from inception (October 26, 1998) to February 28, 1999.

Plan of Operation. The Company is not delinquent in any of its obligations even though the Company has generated no operating revenues. However, the Company continues its efforts to raise capital. The Company does not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet its business objectives as well as 1934 Act reporting
requirements.    Its obligation of $400 per year for land improvements
can be met with current cash set aside for that purpose .   The Company
intends to pursue its business plan and meet its reporting requirements utilizing cash made available from the private and future public sale
of its securities.    The Company has already paid all amounts due
under its consulting agreements through the issuance of its securities.

The Company's management is of the opinion that revenues from the proceeds of the sales of its securities will be sufficient to pay its expenses until its business operations create revenue.
The Company does not expect to purchase any significant plants or equipment within the next twelve months.

The Company does not expect significant changes in the number of employees during the next twelve months.

Due to the current limited nature of the Company's operations, the
officers are able to fulfill their duties with limited time.   The
officers will increase their time when and if appropriate.   Joel
Shine, an outside consultant, is providing assistance in the administrative and basic accounting areas to the Company as directed by
the Treasurer and Secretary of the Company.   These services may be
deemed to be services corresponding to the Treasurer and Secretary positions in light of the fact that the current officers are only
dedicating 10-20% of their time to the Company.   Timothy Miles
provides services, which relate only to assisting the Company to complete the necessary documentation in order to establish an orderly
public market for its stock.   Mr. Miles does not provide any
managerial duties or consulting services in relation to the Company's
exploration and proposed mining operations.   As a result of the Common
Shares issued to Mr. Miles for his services, Mr. Miles became a majority (52.84%) shareholder of the Company in February 1999.

The Common Shares issued for the consulting services were valued at
$.10 per share.   Twenty Five percent (25%) was recorded as an expense
at February, 1999. Fifty percent (50%) was recorded as an expense in the first quarter and the remaining amount will be expensed in the second quarter based upon the Company's estimate as to when the services will be provided.

On a long-term basis, the Company's liquidity is dependent on commencement operations, revenue generation, additional infusions of
capital and potential debt financing.   Company management believes
that additional capital and debt financing in the short term will allow it to commence its business plan and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain the needed additional equity or debt financing in the future.

Year 2000 Compliance Issues. The Company has established a plan to address Year 2000 issues. Successful implementation of this plan is expected to mitigate any extraordinary expenses related to the Year 2000 issue. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial conditions. The plan is that the Company has or is installing all new information technology systems, including computer hardware and software which are Year 2000 compliant. This is the first generation of equipment and software for
the Company since it has just recently began operations.   The cost of
complying with any year 2000 issues is deemed to be immaterial due to
the state of exploration the Company is currently in.   Additionally
all contractors will be required to prove compliance to relevant Year 2000 issues prior to commencing work for or with the Company.

The Company plans to contact all material customers, vendors, suppliers and non-information technology suppliers (if any) regarding their Year 2000 state of readiness. This process will be conducted over the next three months. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000. The Company's current contingency plan is simplistic and involves operating on a manual basis for a short period of time without interruption of service or quality.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers and customers Year 2000 readiness.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Not applicable.

    (b)  Not applicable.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Auric Enterprises, Inc.
                (Registrant)

Dated:    October 15, 1999



By:  /s/ Robert Hinchey
     ----------------------------
      Robert Hinchey, President