Form 10QSB
period 1999-11-30
FREEDOM GOLF CORP/CO
filed 2000-01-24
CIK 1082493

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              November 30, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         0-22965

                           Freedom Golf Corporation
                       formerly Auric Enterprises, Inc.
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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    1,605,000

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
November 30, 1999                           4

Statements of Operations
Nine months
Ended November 30, 1999 and period from
  inception to November 30, 1998             5


Statements of Cash Flows
Nine Months Ended
August 31, 1999 and period from
  inception to November 30, 1998            6

Notes to Financial Statements               8

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                 9-11

PART II
Other Information                          12

Signatures                                 13

Financial Data Schedule                    14

               AURIC ENTERPRISES, INC.
                     Balance Sheet
                   November 30, 1999

                       ASSETS

CURRENT ASSETS
  Cash                                       $     -
                                            --------
  Total current assets                             -
                                            --------
Organization costs - net 532                   $ 532
                                            ========
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $      -
                                            --------
  Total current liabilities                        -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    1,605,000 shares
    issued and outstanding                    1,605
  Additional paid in capital                136,125
  Unearned services                               -
(Deficit) accumulated during
development stage                          (137,198)
                                           --------
Total liabilities and stockholders' equity   $  532
                                           ========

                     AURIC ENTERPRISES, INC.
                     Statement of Operations

                                                                                           Period from
                                 Three Months                               Nine Months     Inception
                                     Ended                                     Ended        (October 26,    Inception to
                                  November 30,     Period from Inception    November 30,       1998) to     November 30,
                                     1999         (October 26, 1998) to        1999          November 30,       1999
                                 (Unaudited)       November 30, 1998       (Unaudited)          1999        (Unaudited)
                                -------------     ----------------------   -----------      ------------    ------------
Operating expenses              $    11,126                $      40        $   103,793        $    (40)      $  137,198
                                -----------                ---------        -----------        --------       ----------
(Loss from operations) and
   net (loss)                    $  (11,126)                $    (40)        $ (103,793)       $    (40)      $ (137,198)
                                ===========                =========         ==========        ========       ==========
Par share information
  Basis and diluted (loss)
    per common share             $     (.01)                $      -         $     (.06)       $      -       $    (.09)
                                -----------                ---------         ----------        --------       ---------
Weighted average shares
  outstanding                      1,605,000                 230,000          1,605,000         230,000        1,478,000
                                ============               =========          =========        ========       ==========

                   AURIC ENTERPRISES, INC.
                  Statement of Cash Flows

                                                                     Period from
                                                      Nine Months     Inception          Period From
                                                        Ended        (October 26,        Inception to
                                                     November 30,      1998) to          November 30
                                                        1999         November 30,            1999
                                                    (Unaudited)         1998             (Unaudited)
                                                    -----------      ------------         ---------
Net income (loss)                                    $ (103,793)      $      (40)       $ (137,198)
                                                     ----------       ----------        ----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Services provided for common stock                   70,125               30            92,958
    Amortization                                             40               10                40
Changes in assets and liabilities
    Increase:  in other assets                              200             (572)              200
  Increase:  decrease, in accounts payable               10,572              572                 -
                                                      ---------           ------           -------
       Total adjustments                                 59,793               40            93,198
                                                      ---------           ------           -------
Net cash provided by (used in)
    operating activities                                (44,000)               -           (44,000)

Cash flows from financing activities:
  Common stock sold for cash                                  -                -            44,000
                                                       --------           ------           --------
Net cash provided by (used in)
   financing activities                                       -                -            44,000
                                                       --------           ------           -------
Increase (decrease) in cash
Cash and cash equivalents,
    beginning of period                                  44,000                -                 -
                                                       --------           ------           -------
Cash and cash equivalents,
    end of period                                       $     -           $    -           $     -
                                                       ========           ======           =======

AURIC ENTERPRISES, INC.
Notes to Financial Statements
November 30, 1999
(Unaudited)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended February 28, 1999

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months November 30, 1999, the Company recorded consulting expense related to the shares issued to consultants amounting to $92,598.00

On December 10, 1999, the stockholders' of the Company approved a merger with Freedom Golf Corporation (Freedom), a Colorado corporation. Under the terms of the agreement, each common share of Freedom will receive a share of Auric common stock. This transaction will be accounted for as a reverse acquisition. Freedom Golf Corporation is a golf club manufacturer specializing in custom built woods and irons.

Note 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company pursued no financing activities for the nine months ended November 30, 1999.

The Company received proceeds from the sale of common stock of $44,000 resulting in net cash provided by financing activities of $44,000 for the period from inception to November 30, 1999.

The Company had no investing activities for the period from inception to November 30, 1999, and for the nine months ended November 30, 1999.

Results of Operations. Since inception, the Company has not received any revenues from operations. The Company issued common stock valued at $70,125 for services for the nine months ended November 30, 1999. The Company had a decrease in accounts payable of $10,572 for the nine months ended November 30, 1999, and amortization of $40. The Company had net cash of $44,000 used in operating activities for the nine months ended November 30, 1999.

General and administrative expenses were $103,793 and consisted primarily of consulting fees paid in cash ($10,000) and stock of $60,125, legal of $20,000, incorporation costs of $887 and accounting, office, and other expense of $11,116 for the nine months ended November 30, 1999.

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

The Company plans to contract all material customers, vendors, suppliers and non-information technology suppliers (if any) regarding their Year 2000 state of readiness. This process will be conducted over the next three months. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the Year 2000. The Company's current contingency plan is simplistic and involves operating on a manual basis for a short period of time without interruption of service or quality.

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

Auric Enterprises, Inc.
(Registrant)

Date:  January 19, 1999



By:  /s/ Gaylen P. Johnson



________________________
Gaylen P. Johnson