Form 10QSB
period 1999-12-30
FREEDOM GOLF CORP/CO
filed 2000-03-21
CIK 1082493

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              December 31, 1999

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE EXCHANGE ACT

For the transition period from:               to:


Commission file number:                         0-22965

                           Freedom Golf Corporation
                       formerly Auric Enterprises, Inc.
              (Exact name of Small Business Issuer in its charter)

                NEVADA                                 91-1950699
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization               Identification No.)


             7334 South
    Alton Way, Building 14, Suite A
 City, State and Zip Code - Englewood, CO                   80111
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: (303) 221-0331

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
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common stock, as of the last practicable date:    11,477,206

 Transitional Small Business Disclosure Format. YES:   NO: X

PART I   FINANCIAL INFORMATION

Balance Sheet
December 31, 1999                             4

Statements of Operations
Nine months
Ended December 31, 1999 and 1998             5


Statements of Cash Flows
Nine Months Ended
December 31, 1999 and 1998                   6

Notes to Financial Statements                7

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                 7-8

PART II

Other Information                            9

Signatures                                  10

Financial Data Schedule                     11

FREEDOM GOLF CORPORATION
Balance Sheet
December 31, 1999

        ASSETS

CURRENT ASSETS
  Cash                                                         $ 43,773
    Accounts receivable - trade, net of
      allowance for doubtful of accounts of $2,281                3,757
    Inventory                                                   108,703
    Prepaid expenses                                             10,506
        Total current assets                                    166,739

Property and equipment, at cost net of
   accumulated depreciation of $5,196                             6,744
Deposit                                                           2,000
Patents, net of accumulated amortization of $9,445               90,555
       Total assets                                           $ 266,038


LIABILITIES AND STOCKHOLDERS'EQLIITY

CURRENT LLABILITEES
   Notes payable - bank                                         $19,832
   Notes payable - other                                        223,907
   Accounts payable - trade                                      22,831
   Advances from officers                                        17,653
   Accrued salaries                                             250,500
   Accrued expenses                                              45,597
   Total current liabilities                                    580,320

STOCKHOLDERS'EQUITY
   Common stocks $.001 value, 50,000,000 shares
     authorized 11,477,206 issued and outstanding               11,477
   Paid in capital                                            1,337,235
   Unearned services                                           (201,389)
   Accumulated deficit                                       (1,461,605)
     Total stockholders' equity                                (314,282)

   Total liabilities and stockholders' equity                 $ 266,038

FREEDOM GOLF CORPORATION
Statement of Operations

                                               Three Month Period Ended
                                  December 31, 1999    December 31, 1998
Sales - net                               $9,799                 23,951
Cost of sales                             (5,537)                (5,662)
Gross profit                               4,262                  18,299

Selling, general and administrative
   Expenses                               87,912                  75,324
Loss from operations                     (83,550)               (57,035)

Other income and (expense)
  Interest expense                        (2,597)                (4,865)
  Interest income                             49                      16

    Net (loss)                         $ (86,098)             $ (61,884)

Basic and fully diluted
  (loss) per share:                         (.01)                 $(-01)

Weighted average shares outstanding   11,428,614               6,574,934





FREEDOM GOLF CORPORATION
Statement of Cash Flows

                                                Three Month Period Ended
                                     December 31,1999  December 31, 1998
Net loss                                  $ (86,098)          $ (61,884)

Adjustments to reconcile net loss, to
  net cash provided by operating activities
    Depreciation and amortization             2,094                3,151
Changes in assets and liabilities:
  Increase in accounts receivable            (3,011)                (15)
  Increase (decrease) in inventory          (60,518)               2,377
  Decrease in prepaid expenses and deposits  20,530                   -
  (Decrease) in accounts payable            (21,140)             (3,876)
  Increase in accrued salaries               18,000               27,000
  Increase (decrease) in accrued expenses    39,507              (3,407)
  Total adjustments                          (4,538)              25,230

Net cash provided by (used. in)
  operating activities                      (90,636)            (36,654)

Cash flow from financing activities:
  Common stock sold for cash                 52,100               46,000
  Proceeds from notes payable                87,870                1,000
  Payment on notes payable                   (5,807)             (2,171)
  Net cash provided by financing activities 134,163               44,829

Increase (decrease in cash)                  43,527                8,175

Cash and cash equivalents,
  beginning of period                          246                     -

Cash and cash equivalents,
  end of period                           $ 43,773                $8,175

FREEDOM GOLF CORPORATION
Notes to Financial Statements
December 31, 1999
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for, interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accrual) considered necessary for a presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's annual financial statements for the period.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company was incorporated as Auric Enterprises (Auric) in Nevada in October 1998. On December 10, 1999, the stockholders' of the Company approved a merger with Freedom Golf Corporation (Freedom) a Colorado corporation, Under the terms of the agreement, each common share of Freedom will receive a share of Auric common stock. This transaction was accounted for as a reverse acquisition, whereby the financial statements of Freedom will continue carryforward. In conjunction with the transaction, Auric changed its name to Freedom. Freedom is a golf club manufacturer specializing in custom built woods and irons.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements used in this discussion that relate to future plans, events, financial results or performance are forward looking statements as defined under the Private Securities Litigation Reform Act of 1995.
Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place under reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Certain Factors Affecting Freedom Golf Corporation" below, well as the, Company's other periodic reports on Forms 10-K and 10Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Readers also should be aware that while the Company communicates with securities analysts, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company, and stockholders should not assume that the Company agrees with any statement or report, issued by any analyst.

CERTAIN FACTORS AFFECTING FREEDOM GOLF CORPORATION

RESTRUCTURING
In the first quarter of 2000 the Company went through a merger agreement with Auric Enterprise, Inc. Since Auric Enterprises was a publicly traded company, Freedom was the surviving company. Immediately upon the closing of the merger Auric Enterprises, Inc. agreed to a name change to Freedom Golf Corporation and a symbol change to FGLC.

SALES; GROSS MARGIN; SEAONALITY

During the three-month period ending December 31, 1999, the Company's Gross Profit was about 22% of what it had been during the same period in 1998. The Company believes that this decrease was due to several reasons. One, the negotiating for the merger was ongoing, the Company's President/CEO who has handling all negotiations for the Company, was also the lone salesman for the Company. The Company was also having problems getting their contracted Marketing Company to upgrade the webpage and come up with new and unique print material for dissemination. The hiring of Key personnel in the Sales and Operations Department of the Company will hopefully take place in the second quarter of fiscal year 2000, but if it does not happen, the lack of qualified personnel to assist in building the Company could do further damage to the revenue stream of the Company.

NEW PRODUCT INTRODUCTION

The Company believes that the introduction of new, innovative golf equipment is imperative to is future success, Even though the Company faces certain risks with such bold moves, Management deems it necessary to introduce new and unique products such as the Freedom 345 Fairway Wood. The 345 Fairway Wood is a combination 3, 4 and 5 fairway wood combined into one club.

Company understands that new designs and changes from the traditional line of golf clubs may be met with consumer rejection. It is also possible that cloning of the 345 Fairway Wood may occur and possibly have an adverse effect on the Company's revenues. The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such duct may exceed to be less than forecasted demand. If the Company is unable to produce sufficient quantities of this new product in time to fulfill actual demand, especially during the Company's hopefully busy second and third quarters, it could limit the Company's sales and. adversely affects its financial performance.

Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance for the Company's concept its operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products, the Company's business operations, may be adversely affected by the Company's inability to obtain the necessary financing, competitors and prolonged recessionary periods.

Capital and Source of Liquidity. The Company requires substantial capital in order to meet its obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by private sale of common stock. The company has received $170,000 from the exercise of warrants through the date of this report, These funds will be used for inventory, repay debt and provide working capital. The Company needs to have adequate capital to market its products.

Results of Operations. Net sales declined from $23,951 in 1998 to $9,799 in 1999. This decrease is due to a lack of funds for advertising and promotion of the Company's products. It is the Company's intent to development advertising for both the television and print media. It is expected that all funds become available that advertising expenditures will significantly increase.

Selling and general administrative expenses increased by $12,488 as compared to 1998. The increase is due to higher legal and accounting fees incurred in connection with the acquisition of Freedom.

Part II

OTHER INFORM4ATION

ITEM 1,     LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.     CHANGES IN SECURITIES-

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.SUBMISSION OF.MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5     OTHER INFORMATION.

Not applicable.

ITEM 6-      EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freedom Golf Corporation
(Registrant)


Date.    March 15, 2000



By:  /s/Gaylen P. Johnson

Gaylen P. Johnson