Form 10QSB
period 2000-03-31
FREEDOM GOLF CORP/CO
filed 2000-06-05
CIK 1082493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of
     1934

For Period Ended                  March 31, 2000
                ----------------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number               0-22965
                      ----------------------------------------------------------

            FREEDOM GOLF CORPORATION formerly Auric Enterprised, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                        91-1950699
       ------------------------                      ---------------------------
       (State of Incorporation)                      (I.R.S. Employer ID Number)

     7334 S. Alton Way, Bldg. 14-A                        Englewood, CO  80112
----------------------------------------                  ---------------------
(Address of principle executive offices)                   (city) (State) (zip)


                                 (303) 221-0331
--------------------------------------------------------------------------------
                Registrant's telephone number including area code


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] YES          [ ] NO

Transitional Small Business Disclosure format (check one)

                          [ ] YES          [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest date: 12,643,206

                            FREEDOM GOLF CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2000

                                                         ASSETS
CURRENT ASSETS
     Cash                                                                                                       $ 2,698
     Accounts receivable - trade, net of
       allowance for doubtful accounts of $2,281                                                                  1,141

     Inventory                                                                                                  105,653
     Prepaid expenses                                                                                            48,774
                                                                                                      -------------------
         Total current assets                                                                                   158,266
                                                                                                      -------------------

Property and equipment, at cost, net of
       accumulated depreciation of $5,623                                                                         7,405
Deposit                                                                                                           2,000
Patents, net of accumulated amortization of $11,111                                                              88,888
                                                                                                      -------------------
         Total assets                                                                                         $ 256,559
                                                                                                      ===================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - bank                                                                                      $ 18,709
     Notes payable - other                                                                                      172,046
     Accounts payable - trade                                                                                    13,182
     Advances from officers                                                                                      10,810
     Accrued salaries                                                                                           268,500
     Accrued expenses                                                                                            14,842
                                                                                                      -------------------
         Total current liabilities                                                                              498,089
                                                                                                      -------------------

STOCKHOLDERS' EQUITY
     Common stock, $.001 value, 50,000,000 shares
       authorized 12,643,206 issued and outstanding                                                              12,643
     Paid in capital                                                                                          2,313,537
     Unearned services                                                                                         (201,389)
     Accumulated deficit                                                                                     (2,366,321)
                                                                                                      -------------------
         Total stockholders' equity                                                                            (241,530)
                                                                                                      -------------------

                  Total liabilities and stockholders' equity                                                  $ 256,559
                                                                                                      ===================

                            FREEDOM GOLF CORPORATION
                             STATEMENT OF OPERATIONS

                                                            Three Month Period Ended                Six Month Period Ended
                                                       ------------------------------------    ---------------------------------
                                                        March 31, 2000      March 31, 1999     March 31, 2000     March 31, 1999
                                                       -----------------    ---------------    --------------    ---------------
Sales - net                                                   $ 26,883           $ 24,470          $ 36,682           $ 48,421
Cost of sales                                                  (17,528)           (14,320)          (23,065)           (19,982)
                                                       -----------------    ---------------    --------------    ---------------
Gross profit                                                     9,355             10,150            13,617             28,439
                                                       -----------------    ---------------    --------------    ---------------

Selling, general and administrative expenses                   906,696             60,651           994,508            135,975
                                                       -----------------    ---------------    --------------    ---------------
Loss from operations                                          (897,341)           (50,501)         (980,891)          (121,018)

Other income and (expense)
   Interest expense                                            (11,054)            (5,089)          (13,651)            (9,954)
   Interest income                                                  17                  -                66                 16
                                                       -----------------    ---------------    --------------    ---------------

     Net (loss)                                              $(908,378)          $(55,590)       $ (994,476)        $ (117,474)
                                                       =================    ===============    ==============    ===============

Basic and fully diluted
   (loss) per share:                                         $   (.07)            $  (.01)          $   .08)          $   (.02)
                                                       =================    ===============    ==============    ===============

Weighted average shares outstanding                         12,503,206          6,796,100         11,990,206         6,685,516
                                                       =================    ===============    ==============    ===============

                            FREEDOM GOLF CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                                       Six Month Period Ended
                                                                        ------------------------------------------------------
                                                                             March 31, 2000               March 31, 1999
                                                                        --------------------------    ------------------------
Net loss                                                                              $ (994,476)                 $ (117,474)
                                                                        --------------------------    ------------------------

Adjustments to reconcile net loss to
   net cash provided by operating activities
     Common stock issued for services                                                    807,500                           -
     Depreciation and amortization                                                         4,187                       4,080
Changes in assets and liabilities:
     Increase in accounts receivable                                                      (8,120)                    (12,279)
     (Increase) decrease in inventory                                                    (57,468)                    (18,711)
     Increase in prepaid expenses and deposits                                          (18,250)                           -
     (Decrease) in accounts payable                                                      (34,368)                     (2,790)
     Increase in accrued salaries                                                         36,000                      45,000
     Increase (decrease) in accrued expenses                                               8,750                         425
                                                                        --------------------------    ------------------------
         Total adjustments                                                              (238,231)                     21,769
                                                                        --------------------------    ------------------------

Net cash provided by (used in)
   operating activities                                                                 (256,245)                   (101,749)
                                                                        --------------------------    ------------------------

Cash flow from investing activities:
     Purchase of equipment                                                               (1,088)                        (892)
                                                                        --------------------------    ------------------------
     Net cash used by investing activities                                                (1,088)                       (892)
                                                                        --------------------------    ------------------------

Cash flow from financing activities:
     Common stock sold for cash                                                          230,600                      98,500
     Proceeds from notes payable                                                          98,070                      12,000
     Payment on notes payable                                                            (68,885)                     (7,744)
                                                                        --------------------------    ------------------------
         Net cash provided by financing activities                                       259,785                     102,756
                                                                        --------------------------    ------------------------

     Increase in cash                                                                      2,452                         115

Cash and cash equivalents,
   beginning of period                                                                       246                           -
                                                                        --------------------------    ------------------------

Cash and cash equivalents,
   end of period                                                                        $  2,698                     $   115
                                                                        ==========================    ========================

                            FREEDOM GOLF CORPORATION
                       STATEMENT OF CASH FLOWS, CONTINUED

                                                                                       Six Month Period Ended
                                                                        ------------------------------------------------------
                                                                             March 31, 2000               March 31, 1999
                                                                        --------------------------    ------------------------
Supplemental schedule of noncash investing and
   financing activities

Issuance of 50,000 shares of common stock for services                                   $ 47,500                      $    -

Issuance of 800,000 shares of common stock as part
   of merger                                                                            $ 760,000                      $    -

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

The Company was incorporated as Auric Enterprises (Auric) in Nevada in October 1998. On December 10, 1999, the stockholders' of the Company approved a merger with Freedom Golf Corporation (Freedom), a Colorado corporation. Under the terms of the agreement, each common share of Freedom will receive a share of Auric common stock. This transaction was accounted for as a reverse acquisition, whereby the financial statements of Freedom will continue carry forward. In conjunction with the transaction, Auric changed its name to Freedom. Freedom is a golf club manufacturer specializing in custom built woods and irons.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements used in this discussion that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Freedom Golf Corporation" below, as well as the Company's other periodic reports on Forms 10-K and 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

Readers also should be aware that while the Company communicates with securities analysts, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company, and stockholders should not assume that the Company agrees with any statement or report issued by any analyst.

CERTAIN FACTORS AFFECTING FREEDOM GOLF CORPORATION

RESTRUCTURING

In the first quarter of 2000, the Company went through a merger agreement with Auric Enterprises, Inc. Since Auric Enterprises was a publicly traded company, Freedom was the surviving company. Immediately upon the closing of the merger Auric Enterprises, Inc.

agreed to a name change to Freedom Golf Corporation and a symbol change to FGLC.

SALES; GROSS MARGIN; SEASONALITY

During the three-month period ending March 31, 2000, the Company's Gross Profit was about 92% of what it had been during the same period in 1999. The Company believes that this decrease was due to several reasons. One, the President/CEO who has handled all negotiations for the Company, was also the lone salesman for the Company. The Company was also having problems getting their contracted Marketing Company to upgrade the webpage and come up with new and unique print material for dissemination. Because of ongoing problems with the Marketing Company, the Company has had to expend considerable time and effort to interview new Marketing Companies. The Company did hire a new Marketing Company but understands it will require much more additional time and effort to bring the new Marketing Company to a full understanding of Company and its products. The hiring of Key personnel in the Sales and Operations Department of the Company did not take place in the second quarter of fiscal year 2000, but will hopefully take place in the third quarter of fiscal year 2000, but if it does not happen, the lack of qualified personnel to assist in building the Company could do further damage to the revenue stream of the Company.

NEW PRODUCT INTRODUCTION

The Company believes that the introduction of new, innovative golf equipment is imperative to is future success. Even though the Company faces certain risks with such bold moves, Management deems it necessary to introduce new and unique products such as the Freedom 345 Fairway Wood. The 345 Fairway Wood is a combination 3, 4 and 5 fairway wood combined into one club.

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

Company understands that new designs and changes from the traditional line of golf clubs may be met with consumer rejection. It is also possible that cloning of the 345 Fairway Wood may occur and possibly have an adverse effect on the Company's revenues. The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such product may exceed or be less than forecasted demand. If the Company is unable to produce sufficient quantities of this new product in time to fulfill actual demand, especially during the Company's hopefully busy third and fourth quarters, it could limit the Company's sales and adversely affects its financial performance.

Trends and Uncertainties. Demand for the Company's products will be dependent on, among other things, market acceptance for the Company's concept, its operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of the Company's activities will be the receipt of revenues from the sales of its products, the Company's business operations, may be adversely affected by the Company's inability to obtain the necessary financing, competitors and prolonged recessionary periods.

Capital and Source of Liquidity. The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by private sale of common stock. The company has received $170,000 from the exercise of warrants through the date of this report. These funds will be used for inventory, repay debt and provide working capital. The Company needs to have adequate capital to market its products.

Results of Operations. Net sales increased from $24,470 in 1999 to $26,883 in 2000. This increase is minimal due to a lack of funds for advertising and promotion of the Company's products. It is the Company's intent to development advertising for both the television and print media. It is expected that once funds become available that advertising expenditures will significantly increase.

Selling and general administrative expenses increased by $846,045 as compared to 1999. $86,045 of the increase is due to higher legal and accounting fees incurred in connection with the acquisition of Freedom as well as the addition of two employees and the Freedom Golf School. The additional $760,000 was paid in the way of restricted stock (no cash) and was necessary to complete the merger agreement with Auric Enterprises, Inc.

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

                            Freedom Golf Corporation
                                  (Registrant)

Date:  June 5, 2000

By:  /s/ Gaylen P. Johnson



---------------------------------------
Gaylen P. Johnson

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule