Form 10QSB
period 2000-06-30
FREEDOM GOLF CORP/CO
filed 2000-08-14
CIK 1082493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Act of 1934

For Period Ended                  June 30, 2000
                 ---------------------------------------------------------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Act of 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number              0-22965
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

                                 (303) 221-0331
                -------------------------------------------------
                Registrant's telephone number including area code


            --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                            FREEDOM GOLF CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS
CURRENT ASSETS
     Cash                                                           $        --
     Accounts receivable - trade, net of
       allowance for doubtful accounts of $2,281                         14,891
     Inventory                                                          113,177
      Deposit with vendor                                                38,800
     Prepaid expenses                                                    29,974
                                                                    -----------
         Total current assets                                           196,842
                                                                    -----------

Property and equipment, at cost, net of
       accumulated depreciation of $6,050                                10,598
Deposit                                                                   2,000
Patents, net of accumulated amortization of $12,778                      87,221
                                                                    -----------
         Total assets                                               $   296,661
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - bank                                           $    17,937
     Notes payable - other                                              225,505
      Bank overdraft                                                     19,546
     Accounts payable - trade                                           102,831
     Advances from officers                                               7,581
     Accrued salaries                                                   286,500
     Accrued expenses                                                    14,158
                                                                    -----------
         Total current liabilities                                      674,058
                                                                    -----------

STOCKHOLDERS' EQUITY
     Common stock, $.001 value, 50,000,000 shares
       authorized 12,643,206 issued and outstanding                      12,643
     Paid in capital                                                  2,313,537
     Unearned services                                                 (201,389)
     Accumulated deficit                                             (2,502,188)
                                                                    -----------
         Total stockholders' equity                                    (377,397)
                                                                    -----------

                  Total liabilities and stockholders' equity        $   296,661
                                                                    ===========

                            FREEDOM GOLF CORPORATION
                             STATEMENT OF OPERATIONS

                                                Three Month Period Ended         Nine Month Period Ended
                                              -----------------------------   -----------------------------
                                              June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                              -------------   -------------   -------------   -------------
Sales - net                                    $     64,745    $     24,470    $    101,427    $     69,630
Cost of sales                                       (56,073)        (14,320)        (79,138)        (28,998)
                                               ------------    ------------    ------------    ------------
Gross profit                                          8,672          10,150          22,289          40,632
                                               ------------    ------------    ------------    ------------

Selling, general and administrative expenses        143,003          60,651       1,137,511         247,125
                                               ------------    ------------    ------------    ------------
Loss from operations                               (134,331)        (50,501)     (1,115,222)       (206,493)

Other income and (expense)
   Interest expense                                  (6,001)         (5,089)        (19,652)        (11,701)
   Interest income                                        4              --              70              24
                                               ------------    ------------    ------------    ------------

     Net (loss)                                $   (140,328)   $    (55,590)   $ (1,134,804)   $   (218,170)
                                               ============    ============    ============    ============

Basic and fully diluted
   (loss) per share:                           $       (.01)   $       (.01)   $       (.09)   $       (.02)
                                               ============    ============    ============    ============

Weighted average shares outstanding              12,643,206       6,796,100      12,207,873       6,685,516
                                               ============    ============    ============    ============

                            FREEDOM GOLF CORPORATION
                             STATEMENT OF CASH FLOWS

                                                       Nine Month Period Ended
                                                    ----------------------------
                                                    June 30, 2000  June 30, 1999
                                                    -------------  -------------
Net loss                                             $(1,134,804)   $  (218,170)
                                                     -----------    -----------

Adjustments to reconcile net loss to
   net cash provided by operating activities
     Common stock issued for services                    807,500             --
     Depreciation and amortization                         6,283          9,921
Changes in assets and liabilities:
     Increase in accounts receivable                     (11,864)        (3,205)
     (Increase) decrease in inventory                    (64,992)        (8,652)
     Increase in prepaid expenses and deposits           (28,250)            --
     Increase (decrease) in accounts payable              58,860         (7,993)
     Increase in accrued salaries                         54,000        107,300
     Increase (decrease) in accrued expenses               8,066        (34,159)
                                                     -----------    -----------
         Total adjustments                               829,603         75,866
                                                     -----------    -----------

Net cash provided by (used in)
   operating activities                                 (305,201)      (142,304)
                                                     -----------    -----------

Cash flow from investing activities:
     Purchase of equipment                                (4,709)        (3,998)
                                                     -----------    -----------
     Net cash used by investing activities                (4,709)        (3,998)
                                                     -----------    -----------

Cash flow from financing activities:
     Common stock sold for cash                          230,600        152,660
       Bank overdraft                                     19,546
     Proceeds from notes payable                         129,570         14,000
     Payment on notes payable                            (70,052)       (16,137)
                                                     -----------    -----------
         Net cash provided by financing activities       309,664        150,253
                                                     -----------    -----------


(Decrease) increase in cash                                 (246)         3,951

Cash and cash equivalents,
   beginning of period                                       246             --
                                                     -----------    -----------

Cash and cash equivalents,
   end of period                                     $        --    $     3,951
                                                     ===========    ===========

                            FREEDOM GOLF CORPORATION
                       STATEMENT OF CASH FLOWS, CONTINUED


                                                       Nine Month Period Ended
                                                    ----------------------------
                                                    June 30, 2000  June 30, 1999
                                                    -------------  -------------
Supplemental schedule of noncash investing and
   financing activities                               $     --

Issuance of 800,000 shares of common stock as part
   of merger                                          $760,000       $   --

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

SALES; GROSS MARGIN; SEASONALITY

During the three-month period ending June 30, 2000, the Company's Gross Profit was about 85.4% of what it had been during the same period in 1999. The Company believes that this decrease was due to several reasons. One, the Company's President/CEO has handling the day to day operation of the Company, all negotiations for the Company and was the lone salesman for the Company. The President of the Company has been pursuing additional financing and has not had the time to pursue sales as well. The hiring of Key personnel in the Sales and Operations Department of the Company will hopefully take place in the last quarter of fiscal year 2000, but if it does not happen, the lack of qualified personnel to assist in building the Company could do further damage to the revenue stream of the Company.

NEW PRODUCT INTRODUCTION

The Company believes that the introduction of new, innovative golf equipment is imperative to is future success. Even though the Company faces certain risks with such bold moves, Management deems it necessary to introduce new and unique products such as the Freedom 345 Fairway Wood. The 345 Fairway Wood is a combination 3, 4 and 5 fairway wood combined into one club.

                            FREEDOM GOLF CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

Company understands that new designs and changes from the traditional line of golf clubs may be met with consumer rejection. It is also possible that cloning of the 345 Fairway Wood may occur and possibly have an adverse effect on the Company's revenues. The Company plans its manufacturing capacity based upon the forecasted demand for its products. Actual demand for such product may exceed to be less than forecasted demand. If the Company is unable to produce sufficient quantities of this new product in time to fulfill actual demand, especially during the Company's hopefully busy second and third quarters, it could limit the Company's sales and adversely affects its financial performance.

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

Results of Operations. Net sales increased from $24,470 in 1999 to $64,745 in 2000. This increase is due to golf clubs being used as barter to give the Company additional exposure. Accordingly, the Company also had increased Cost of sales because of the barter practice being used for Company exposure. It is the Company's intent to development advertising for both the television and print media. It is expected that when funds become available that advertising expenditures will significantly increase.

Selling and general administrative expenses increased from $60,651 in 1999 to $143,003 in 2000. The increase is due mainly to increased travel trying to gain the funding necessary for marketing and inventory plus higher legal and accounting fees incurred because of the Company being public.

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


Date:  August 9, 2000


By:  /s/ Gaylen P. Johnson
   ---------------------------------------
   Gaylen P. Johnson

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule