Form 10KSB
period 2000-09-30
FREEDOM GOLF CORP/CO
filed 2001-01-19
CIK 1082493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2000

                           Commission File No. 0-25743

                            FREEDOM GOLF CORPORATION
                            ------------------------
                 (Name of small business issuer in its charter)

          Nevada                                              91-1950699
          ------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                        7334 South Alton Way, Bldg. 14-A
                            Englewood, Colorado 80112
                                 (303) 221-0331
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---
Issuer's revenues for its most recent fiscal year: $154,368
                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of January 15, 2001: $702,598.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 16, 2001 there were 12,008,906 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty Eight Pages.
                  Exhibit Index is Located at Page Thirty Nine.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            FREEDOM GOLF CORPORATION

                                                                           PAGE
                                                                           ----

Facing Page
Index

PART I

Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         9
Item 3.    Legal Proceedings.........................................        10
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................        10

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................        10
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................        11
Item 7     Financial Statements......................................        14
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        31


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        31
Item 10.   Executive Compensation....................................        33
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        34
Item 12.   Certain Relationships and Related
               Transactions..........................................        35

PART IV

Item 13.   Exhibits and Reports of Form 8-K..........................        36


SIGNATURES...........................................................        38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Freedom Golf Corporation, f/k/a Auric Enterprises, Inc. (the "Company") was incorporated in February 1999 under the laws of the State of Nevada. Effective January 2000, we engaged in a "reverse merger" with Freedom Golf Corporation, a privately held Colorado corporation ("Old Freedom"), whereby we issued 9,820,206 shares of our common stock to the Old Freedom shareholders, in exchange for all of Old Freedom's issued and outstanding common stock. As a result, we experienced a change in management and in our business plan. In this regard and as of the date of this report, our principal business is to design, manufacture and market high quality golf clubs. We also intend on opening Golf Schools throughout the United States, each to be located at high-end daily fee, semi-private country clubs or high-end driving ranges. The long range plans also call for us to acquire high-end daily fee golf courses throughout the United States.

     We have five main objectives, including:

     1. Maximize profits, acquire/strengthen and maintain assets, and grow on a systematic, internally generated basis to become one of the largest marketing and distribution companies of quality golf clubs.

     2.   Create our own Company-labeled golf clubs and products.

     3.   Provide our customers with the very best service possible.

     4. Establish the very finest golf schools throughout the United States, to help ensure our growth and diversification.

     5. Acquire high-end daily fee and semi-private golf courses throughout the United States. Each of the golf courses acquired would ideally be revenue generating and would be able to be purchased for a discounted price enabling us to make positive revenues immediately thereafter.

     While no assurances can be provided, we believe that, once funding is completed, we will offer a skilled management team with the ability necessary to achieve the initial three objectives cited above, and thereafter, concentrate on the remaining two objectives.

     Since our inception, we have spent most of our time attempting to develop our business plan and engage in preliminary marketing activities of our principal product, the "Freedom 345" fairway wood. Relevant thereto, in July 1998, we entered into an agreement with Tourshot Golf Company, Inc., Grass Valley, CA ("Tourshot"), wherein we agreed to pay Tourshot $100,000 in cash for an assignment of Tourshot's patent rights in and to the current line of Freedom Golf Clubs, as well as all marketing rights in and to such golf clubs. The final payment under this Agreement was tendered in August 1998. Mr. Pat Simmons was CEO and Chairman of Tourshot. Mr. Simmons is an internationally known golf club designer, including the designer of the "Alien Wedge."

     Our current operations have involved organizational efforts to include recruiting a management team qualified in all areas of business and specifically, the golf industry, to include establishing Golf Schools (see below), designing our business plan, obtaining a portion of the financing which we believe we will need to implement our business plan and establishing relationships which management believes will assist the Company with the implementation of our business plan. These contacts include the former Executive Director of the Colorado Golf Association, the former President of the International Association of Executive Directors, the Executive Director of the International Network of Golf Reporters, the Executive Director of the Association of Disabled American Golfers, the Professional Golfers Association, the United States Golf Association, as well as national and regional golf associations.

     Our management has designed a marketing package for our prospective retail distributors, including pro shops, high end driving ranges and others, that we believe is very unique within the golf industry. Because of the high expense of traditional marketing efforts in the golfing industry, it became very apparent that traditional marketing of selling wholesale to the various golf outlets and golf courses would be potentially disastrous to our Company. Our management has devised a marketing program whereas we have no receivables and the "green grass" accounts (pro shops at golf courses) are not required to carry inventory. This unique marketing program was developed in August 2000 and, while no assurances can be provided, is expected to be well received within the golf industry. Based upon our management's experience in the industry, we believe that golf professionals would prefer to carry golf clubs in their pro shops, but have not maintained a significant inventory because of their inability to compete with the golf discount retail operations which have recently opened nationwide.

     Normal mark up for club sales is typically 18%-22%. We are offering a 30% mark-up as an inducement to get the retailers attention. We pay our professional independent representatives a commission of 15% of the wholesale price. As of the date of this Report, we have 4 retailers who have agreed to sell our products. We intend to "kick-off" our formal marketing program at the Professional Golfers Association's ("PGA") show, to be held in Orlando, Florida during the last week of January 2001.

     All golf clubs marketed by us do or will conform to the Rules of the United States Golf Association ("USGA"). We will do ongoing research with Pat and Mark Simmons to develop "Specialty Clubs" which we believe could have an immediate impact within the golf industry. We believe it is important to be able to satisfy all golf markets, but for marketing purposes we have earmarked the high handicappers (13 and above), regardless of gender, as the target market to market our golf clubs. This group comprises approximately 95% of the marketplace. The touring Professionals can also enjoy Freedom Clubs.

     Necessary individuals on our management team are expected to spend a large majority of their time on the road for at least the next two years introducing the entire line of Freedom clubs throughout the United States via the Freedom Tour. The Freedom Tour will initially be held at destination type resorts, high-end resorts and/or semi-private country clubs. The Freedom Tour will initially be daily Demo Days with group and individual clinics and training.

     As mentioned, the initial market is the golfer with a handicap of 13 or higher. The female golfer is quickly becoming a major force within the golf industry and the junior or new golfers are also growing in percentages. The golfers with disabilities could become a major market for the Freedom Swing concept because of the simplicity and consistency the concept provides all golfers. With the reduction of stress on a golfer's back when utilizing the Freedom Swing, a primary target market will also include "AARP" (American Association of Retired Persons). We understand that approximately one third (1/3) of all golfers have back problems. That figure alone gives us in excess of nine million golfers who should have an immediate interest in learning our swing concept. We have initiated contact with members of the American Chiropractic Association regarding our swing concept and the response has been very good.

     In addition to the sale of golf clubs, we hope to diversify our potential for growth through the installment of Freedom Golf Schools throughout the United States. In this regard, in November 1999, we signed a contract with Bill Skully, formerly the Head Professional at the Legacy Country Club in Port St. Lucie, Florida (the winter home of the PGA) to be the Director of Golf Schools for the Company. Our first Golf School became operational in March 2000. It is located in Port St. Lucie, Florida at the Cobblestone Country Club. Freedom students may stay at the PGA Villas Resort and will have access to twelve (12) additional golf courses during their stay.

     We intend to pursue the golf school market through corporate America. The Golf Schools will be in what we consider high end daily fee and/or semi-private country clubs. We will contact airlines and other corporate venues to establish ongoing students at the golf schools. Each of the airlines or other corporate affiliate will hopefully place ads about our golf schools in their inner company magazines and newsletters. In consideration for placing the ads, we will give the corporation a discount to each of their employees while attending the golf school. Considering United Airlines alone has over 70,000 employees, we believe that our potential to keep all the schools full is excellent. However, there can be no assurances that this will occur.

     Our goal for our instructor to student ratio will only be 2 to 1 maximum which is far below the industry standard. The John Jacobs Golf School has 5-10 students per instructor. We also intend to pay our instructors more than the normal pay scale for their activities. We believe it to be essential to maintain the same instructors with our teaching philosophy, which is the teaching of Bill Skully. All instructors will be instructed to maintain a friendly persona, they must be PGA Certified, and lastly, they must be able to market our goods.

     The results of the National Golf Foundation research studies indicate that golf participation is growing at the rate of approximately 4% annually. Golf related spending is projected to increase a minimum of 8% annually for the next 10 to 15 years. This explosive growth will continue to provide us with new customers well into the next century. The approximately 26 million plus golfers in the United States spend an estimated $20 billion annually on golf and golf products.

     Based on our marketing feasibility studies, our management feels very confident that we can establish multiple golf schools and golf courses situated in key demographic areas that will market our club line as well as provide the additional essential items that all golfers need or want. However, as of the date of this report, we have insufficient capital available to us to allow implementation of our complete business plan. We estimate that we will need to raise up to $2 million, either through debt or equity or a combination of the two, in order to reach our goals. As of the date of this report, we do not have any definitive agreement with any investment banking firm, venture capital firm or other funding source to provide us with such funding. While we intend to continue to seek out funding sources, there can be no assurances that we will obtain the funding necessary to allow us to fully implement our business plan described herein. Failure to obtain this necessary funding will have a negative impact on our business and future success.

Subsequent Events

     Marketing of the Freedom Golf product line will be direct to the consumer through our Infomercials, which are to be televised nationally on cable channels, such as, the Golf Channel and the Fox Sports Network, beginning in March 2001. In this regard, in

November 2000, we entered into an agreement with Mr. Harold Henning, a professional golfer on the PGA Senior Golf Tour, wherein Mr. Henning did agree to participate in the making of the infomercial, as well as to act as a spokesperson for us in our marketing of our golf products. In exchange for Mr. Henning's services, we agreed to issue Mr. Henning an option to purchase up to 20,000 shares of our common stock for a period of three years ending November 2003, at an exercise price of $.25 per share. In addition, we agreed to tender to Mr. Henning $1.00 for each Freedom 345 club sold as a direct result of the infomercial.

     In addition, effective October 2000, we entered into an agreement with the Major League Baseball Player's Alumni Association, whereby we became the "Official Golf Club Manufacturer" for this Association. The Association also agreed to allow us to use their Association in promotional materials. In addition to other benefits, we also received the Association's permission to distribute our promotional materials and order forms at all 35 "Swing with the Legends" golf tournaments sponsored by the Association throughout the US, as well as to demo our golf clubs at such tournament events. As part of our obligation in this regard, we are obligated to display a minimum of $5000 of our merchandise at these tournaments.

Employees

     As of the date of this report, we have four (4) full time employees, including our President and Chief Executive Officer, Gaylen P. Johnson, Bill Skully, our Director of Golf Schools, an administrator and a golf club fitter and assembly person. We also employ various independent sales representatives. None of our employees are members of any union. We believe that our relationship with our employees is excellent. It is anticipated that, in the event our business plan is accepted by our target market, of which there can be no assurance, we will need to retain approximately 6 or 7 additional employees, in the areas of sales, marketing, administration and manufacturing.

Competition

     We compete with publicly and privately held companies engaged in the manufacturing and sales of golf clubs. There are numerous other entities engaged in this business who have greater resources, both financial and otherwise, than the resources presently available to us. Specifically, there are at least two other entities who market their golf clubs by Infomercial, including Adams Golf, which did approximately $3 million in gross revenues the year prior to their initial infomercial. The following year Adams Golf did in excess of $32 million in sales and has continued to grow. Fiscal year ending 1998 annual operating revenue was $84.6 million. Also, Orlimar Golf, which became one of the fastest growth stories in golf equipment industry history. Their launch of a shallow-faced, multi-material club took Orlimar from unknown to the highest ranks of the golf world almost overnight. The Company went from $1.5 million in sales in 1997, to more than $65 million in 1998, representing a 4,300% increase, which has been primarily attributable to the use of their infomercial.

     We also believe that a major source of our competition could possibly come from within. We intend to do everything possible to groom and keep quality people on board. We believe that proper use of bonuses, stock options and profit sharing plans can be used to maintain a high satisfaction level among our personnel.

     We also stress customer satisfaction, which we believe is equally important when dealing with the competition factor. We intend to stress tight quality control, fast delivery and premier quality and service for our customers.

     Finally, we also stress service and support, which we believe are our most important tasks. To consistently provide our customers with quality service will aid in our efforts against competition. However, there can be no assurances that our efforts in the foregoing areas will provide us with the opportunity to successfully compete in our designated marketplace.

Trademarks/Patents

     In July 1998, we entered into an agreement with Tourshot Golf Company, Inc., Grass Valley, CA ("Tourshot"), wherein we agreed to pay Tourshot $100,000 in cash for an assignment of Tourshot's patent rights in and to the current line of Freedom Golf Clubs. The final payment under this Agreement was tendered in August 1998. In October 1998, we were assigned Patent No. D372512, relevant to this transaction. We hold no other patent rights.

     In May 2000, the US Patent and Trademark Officer issued to us a registered trademark, Registration No. 2,352,221, for our use of the name "Freedom Golf" for all of our golf related products, including golf clubs, bags, head covers and other related golf products. We do not have any other tradenames or trademarks reserved.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. Our principal place of business is located at 7334 S. Alton Way, Building 14-A, Englewood, Colorado 80112. This location consists of approximately 2,761 square feet of executive offices and manufacturing space, which is leased pursuant to a written lease providing for monthly rent of $2,070.75, plus a percentage of operating expenses, taxes, common area utility costs and our utility expenses. This lease expires in January 2002. It is anticipated that our present premises will be adequate to meet our needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders for approval during the three month period ended September 30, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. Our Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the trading symbol "FGLC". The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                           Bid Price
       Quarter Ended                     High       Low
       -------------                    -------    ------

     December 31, 1999                  $1.0625    $.5625

     March 31, 2000                     $2.0000    $.2500
     June 30, 2000                      $ .8125    $.2500
     September 30, 2000                 $ .3750    $.1300
     December 31, 2000                  $ .4800    $.1000

     (b) Holders. There are one hundred sixty seven (167) holders of our Common Stock, not including those entities who hold their shares in "street name".

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended September 30, 2000. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2001. See "Part II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended September 30, 2000 and 1999

     Total revenues increased from $88,736 in the fiscal year ended September 30, 1999 to $154,368 in 2000, an increase of $65,632 (42.5%). This increase was attributable to more golfers becoming aware of our products line through increased marketing efforts and new visibility, including those professional golfers who are using our products on the Celebrity Players Tour. Costs of sales were $86,374 in 2000, compared to $94,837 in 1999, a decrease of $8,463 (8.9%).
This was due primarily to management's ability to work with vendors in generating better prices on materials used for the manufacturing of our golf clubs.

     Selling, general and administrative expenses were $1,067,355 in 2000, compared to $672,595 in 1999, an increase of $394,760 (36.9%). This increase was due primarily to increases in advertising and promotion of our golf products, which increased from $76,720 in 1999, to $173,366 in 2000, as well as consulting fees, which increased from $390,063 in 1999, to $599,548 in 2000. Other applicable selling, general and administrative expenses also increased across the board as a result of our status as a public company and legal and accounting costs applicable thereto, travel and entertainment costs, dues and subscriptions and other related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had $15,597 in cash and $103,094 in inventory.

     Also at September 30, 2000, we had notes payable to individuals, some of whom are shareholders, amounting to $202,028. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. See "Part III, Item 12, Certain Relationships and Related Party Transactions" for a more detailed description of loans made by affiliates of our Company.

     During the year ended September 30, 2000, we sold an aggregate of 746,000 shares of our common stock for gross proceeds of $291,000. The shares were sold to individuals at a price of $.50 per share prior to the commencement of a public market for our common stock and at prices equivalent to quoted prices thereafter. Additionally, during the year ended September 30, 2000, we issued an aggregate of 1,487,326 shares of our common stock to certain individuals for services provided to the Company. The shares were valued at fair value based upon prices paid by cash investors and /or quoted market prices at the dates the share issuances were approved by our board of directors.

     During the year ended September 30, 1999, we sold an aggregate of 1,139,280 shares of our common stock for gross proceeds of $239,720 and incurred $8,000 of costs related to the sales. The shares were sold to unaffiliated individuals at a price of $.50 per share through January 1999 and at $.25 per share thereafter and to certain existing directors and shareholders at a price of $.125 per share. The Company has recognized $77,800 as compensation expense related to the shares sold at the discounted price. Additionally, during the year ended September 30, 1999, we issued an aggregate of 1,932,400 shares of our common stock to certain individuals for services provided to us. The shares were valued at $.25 per share as they were issued after January 1999. Additionally, we issued 45,600 of our shares to certain note holders as repayment of principal and interest and issued 100,000 shares as additional interest to a note holder. These shares were valued at $.25 per share.

     Certain of the shares issued for services in 1999 were for services not yet completed by the shareholder pursuant to a consulting contract. The shareholder became one of our directors in connection with the agreement. Services charged to expense during the year amounted to $48,611 and the unearned services under the contract amounted to $201,389 at September 30, 1999 and are classified as a reduction of stockholders' equity. During the year ended September 30, 2000, the contract was terminated by the parties and the consultant has agreed to return 950,000 shares to the Company. The value of the shares to be returned was $187,500 after deducting a $50,000 contract cancellation fee. This amount has been included in the financial statements as unearned services at September 30, 2000 and will be recorded as treasury stock when the shares are returned.

     Our management has recognized that, in order to allow us to implement our business strategy discussed above in Part I, Item 1, it will be necessary for us to raise additional equity capital of at least $2 million in addition to the funds recently raised by us. We are in discussions with investment bankers and others to provide or assist in providing that financing. However, as of the date of this Report, we do not have any written commitments for this financing, and no assurance can be given that we will obtain any additional financing. Failure to obtain additional capital into the Company will force management to reduce expense, which may affect our ability to implement our business plan. If we are not successful, it is doubtful that we will be able to survive and we will be forced to liquidate.

TRENDS

     While no assurances can be provided, we anticipate that our revenues will increase beginning in February 2001, we commence our formal marketing plan at the annual PGA show to be held in Orlando, Florida during the last week in January 2001. Obviously, the demand for our products will be dependent upon, among other things, market acceptance for our concept in golf clubs, our operations and general economic conditions that are cyclical in nature. In addition, our success is also dependent upon our ability to finance our proposed operations, either with debt or equity.

     We also understand that new designs and changes from traditional lines of golf clubs may meet with consumer rejection. We have planned our manufacturing capabilities based upon our forecasted demand for our products. Actual demand for such products may exceed or be less that our forecasted demand. If we are unable to produce sufficient quantities of our golf clubs in time to fulfill actual demand, such inability may limit our sales and adversely affect our financial performance.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the fiscal year ended September 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS

                            FREEDOM GOLF CORPORATION

                          Audited Financial Statements

                               For the Years Ended
                           September 30, 2000 and 1999

                               FREEDOM GOLF CORP.


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report                                                1

Financial Statements

         Balance Sheet                                                      2

         Statement of Operations                                            3

         Statement of Stockholders' Equity                                  4

         Statements of Cash Flows                                          5-6

         Notes to the Financial Statements                               7 to 14

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Freedom Golf Corporation

We have audited the accompanying balance sheet of Freedom Golf Corporation as of September 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Golf Corporation as of September 30, 2000, and the results of its operations, and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                            James E. Scheifley & Associates, P.C.
                            Certified Public Accountants

Englewood, Colorado
November 24, 2000

                                      -1-
                                                                              17



                            FREEDOM GOLF CORPORATION
                                  Balance Sheet
                               September 30, 2000

                                     ASSETS
                                     ------

                                                                      2000
                                                                   ----------
Current assets:
  Cash                                                             $   15,597
  Accounts receivable - trade                                           1,765
  Inventory                                                           103,094
  Prepaid expenses and deposits                                        38,800
                                                                   ----------
     Total current assets                                             159,256

Property and equipment, at cost, net of
  accumulated depreciation of $7,628                                    9,021

Deposit                                                                 2,000
Patents, net of accumulated amortization of $14,444                    85,554
                                                                   ----------
                                                                   $  255,831
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable - bank                                                  17,145
  Note payable - others                                               136,828
  Notes payable - related party                                        65,200
  Accounts payable - trade                                             81,110
  Advances from officer                                                49,927
  Accrued salaries                                                    304,500
  Accured interest - related party                                      5,365
  Accrued expenses                                                     14,785
                                                                   ----------
                                                                      674,860

Stockholders' equity:

  Common stock, $.001 par value,
    50,000,000 shares authorized,
    13,538,906 shares issued and outstanding                           13,539
  Additional paid-in capital                                        2,143,512
  Unearned services                                                  (187,500)
  Accumulated deficit                                              (2,388,580)
                                                                   ----------
                                                                     (419,029)

                                                                   ----------
                                                                   $  255,831
                                                                   ==========

                 See accompanying notes to financial statements.

                            FREEDOM GOLF CORPORATION
                            Statements of Operations
                     Years Ended September 30, 2000 and 1999

                                                        2000         1999
                                                    -----------   -----------
Sales, net                                          $   154,368   $    88,736
Cost of sales                                            86,374        94,837
                                                    -----------   -----------
                                                         67,994        (6,101)

Selling, general and administrative expenses          1,067,355       672,595
                                                    -----------   -----------
Income (loss) from operations                          (999,361)     (678,696)

Other income and (expense):
  Interest expense                                      (27,285)      (17,875)
  Interest expense - related party                        5,365             -
  Other income                                               85            39
  Interest and dividend income                                -             -
                                                    -----------   -----------
                                                        (21,835)      (17,836)

Income (loss) before income taxes                    (1,021,196)     (696,532)
Provision for income taxes                                    -             -
                                                    -----------   ------------

Net income (loss)                                   $(1,021,196)  $  (696,532)
                                                    ===========   ===========


Basic and fully diluted earnings (loss) per share:

  Net income (loss)                                 $     (0.08)  $     (0.10)
                                                    ===========   ===========

Weighted average shares outstanding                  12,284,457     7,106,240
                                                    ===========   ===========


                 See accompanying notes to financial statements.

                            FREEDOM GOLF CORPORATION
                        Statement of Stockholders' Equity
                     Years Ended September 30, 2000 and 1999



                                                 Additional
                                 Common Stock      Paid-in    Unearned   Accumulated
                               Shares    Amount    Capital    Services     Deficit      Total
                             ----------  -------  ----------  ---------  -----------  -----------
Balance, September 30, 1998   6,467,600  $ 6,468  $  452,592 $        -  $  (670,852) $  (211,792)

Common stock sold for cash    1,139,280    1,139     238,581          -            -      239,720

Compensation value of stock
  sold at discounted price            -        -      77,800          -            -       77,800

Stock issue costs                     -        -      (8,000)         -            -       (8,000)

Common stock issued for
  services                    1,932,400    1,932     466,868   (201,389)           -      267,411

Common stock issued for
  additional interest           100,000      100      24,900          -            -       25,000

Common stock issued for
  debt conversion                45,600       46      25,654          -            -       25,700

Net (loss) for year                   -        -           -          -     (696,532)    (696,532)
                             ----------  -------  ----------  ---------  -----------  -----------
Balance, September 30, 1999   9,684,880    9,685   1,278,395   (201,389)  (1,367,384)    (280,693)

Common stock issued for
  services                    1,447,326    1,447     549,366          -            -      550,813

Common stock issued for cash    746,000      746     290,254          -            -      291,000

Common stock issued for
  debt conversion                55,700       56      15,444          -            -       15,500

Merger with Auric

  Enterprises, Inc.           1,605,000    1,605      10,053          -            -       11,658

Amortize unearned services            -        -           -     13,889            -       13,889

Net (loss) for the year               -        -           -          -   (1,021,196)  (1,021,196)
                             ----------  -------  ----------  ---------  -----------  -----------
Balance, September 30, 2000  13,538,906   13,539   2,143,512   (187,500)  (2,388,580)    (419,029)
                             ==========  =======  ==========  =========  ===========  ===========

                 See accompanying notes to financial statements.

                            FREEDOM GOLF CORPORATION
                            Statements of Cash Flows
                     Years Ended September 30, 2000 and 1999

                                                        2000         1999
                                                    -----------   -----------
Net income (loss)                                   $(1,021,196)  $  (696,532)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                          9,527         8,151
   Stock issued for services                            550,813       337,211
   Stock issued for interest                                  -        25,000
   Amortization of unearned services                     13,889             -
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            (1,019)         (528)
   (Increase) decrease in inventory                     (54,909)        1,864
   (Increase) decrease in prepaid expenses               (8,276)      (30,524)
   Increase (decrease) in accounts payable               37,139           709
   Increase (decrease) in accrued salaries               72,000        78,800
   Increase (decrease) in accrued expenses               14,058          (508)
                                                    -----------   -----------
     Total adjustments                                  633,222       420,175
                                                    -----------   -----------
  Net cash provided by operating activities            (387,974)     (276,357)
                                                    -----------   -----------

  Cash flows from investing activities:
   Acquisition of property and equipment                 (4,709)       (2,727)
   Increase in lease deposit                                  -        (1,000)
                                                    -----------   -----------
  Net cash (used in) investing activities                (4,709)       (3,727)
                                                    -----------   -----------

  Cash flows from financing activities:
   Common stock sold for cash                           291,000       239,720
   Cash received for merger shares                       11,658             -
   Repayment of bank loan                                (3,800)       (3,799)
   Officer advance                                       50,000         5,500
   Repayment of officer loans                           (17,726)       (6,154)
   Proceeds from notes payable                           71,032       173,624
   Proceeds fromnotes payable - related party            75,200             -
   Repayment of notes payable                           (69,330)     (128,561)
                                                    -----------   -----------
  Net cash (used in) financing activities               408,034       280,330
                                                    -----------   -----------

Increase (decrease) in cash                              15,351           246
Cash and cash equivalents,
  beginning of period                                       246             -
                                                    -----------   -----------
Cash and cash equivalents,
  end of period                                     $    15,597   $         -
                                                    ===========   ===========

                 See accompanying notes to financial statements.


                            FREEDOM GOLF CORPORATION
                            Statements of Cash Flows
                     Years Ended September 30, 2000 and 1999

                                                        2000         1999
                                                    -----------   -----------
Supplemental cash flow information:

  Cash paid for interest                            $     16,612  $    10,661
  Cash paid for income taxes                        $          -  $         -


Non-cash financing activities:
  Loans converted into common stock                 $     15,500  $         -













































                 See accompanying notes to financial statements.

                            Freedom Golf Corporation
                          Notes to Financial Statements
                               September 30, 2000


Note 1. Organization and Summary of Significant Accounting Policies.

The Company was originally incorporated in Colorado on December 18, 1996. The Company has developed and is marketing a line of custom fitted golf clubs. Limited sales of the Company's products began in 1998. The Company has chosen September 30th as the end of its fiscal year. During December 1999, the Company completed a merger with Auric Enterprises, Inc. (Auric), an inactive development stage company that was incorporated in Nevada on February 12, 1999. The merger was accounted for as a "reverse merger" and the Company was recapitalized using the corporate structure of Auric. The domicile of the Company became Nevada as a result of the merger.

     Inventory:
Inventory is valued at the lower of cost or market on a first-in first-out basis and consists primarily of finished goods, which includes fully assembled golf clubs and promotional items and raw materials for the assembly of additional golf clubs. A portion of the inventory has been pledged a collateral in connection with a loan payable to a related party as discussed in Note 8.

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years for furniture and fixtures and from 5 to 10 years for equipment.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns is estimated based on the Company's historical return experience. Returns to date have not been significant.

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended September 30, 2000.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $173,366 and $76,720 for the years ended September 30, 2000 and 1999 respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation at its inception. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the years ended September 30, 2000 and 1999 as described in Note 5.

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. The adoption of SFAS No. 130 has had no impact on the Company, as the Company has not engaged in transactions that would generate other comprehensive income as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. The Company adopted SOP 98-1 at its inception. The adoption of SOP 98-1 has had no impact on the Company, as the Company has not engaged in transactions that would are whose accounting treatment is prescribed by the statement.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. To date, the Company has operated in one business segment as defined by the statement.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The Company has to date not adopted benefit plans that would require the disclosures prescribed by the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Management believes that the adoption of SFAS No. 133 will have no impact on the Company, as the Company has not engaged in transactions whose accounting treatment is prescribed by the statement.

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at September 30, 2000:

Office furniture an equipment        $  11,319
Manufacturing equipment                  5,330
                                     ---------
                                        16,649

Less accumulated depreciation           (7,628)
                                     ---------
                                     $   9,021

Depreciation charged to operations was $2,859 and $1,484 for the years ended September 30, 2000 and 1999, respectively.

Note 3.  Patents

During May 1998, the Company purchased the patent for certain of its golf club technology from an unaffiliated company whose principal owner is a recognized expert in golf club design. The Company paid $100,000 in cash for the patent and is amortizing such cost over a fifteen-year period, the remaining term of the patent. Amortization expense amounted to $6,667 the years ended September 30, 2000 and 1999.

Note 4. Notes Payable - Others

The Company has notes payable to individuals amounting to $136,828 at September 30, 2000. The notes are all due within one year and bear interest at from 7.25% to 15%. The notes may be converted into common stock of the Company. During the years ended September 30, 2000 and 1999, the Company received gross proceeds from new notes of $71,032 and $173,624 respectively and made cash repayments of $69,330 and $128,561 respectively. During the years ended September 30, 2000 and 1999, $5,500 and $27,500 of the notes were converted into common stock of the Company.

Note 5. Stockholders' Equity

During the year ended September 30, 2000, the Company sold an aggregate of 746,000 shares of its common stock for gross proceeds of $291,000. The shares were sold to individuals at a price of $.50 per share prior to the commencement of a public market for the Company's common stock and at prices equivalent to quoted prices thereafter. Additionally, during the year ended September 30, 2000, the Company issued an aggregate of 1,447,326 shares of its common stock to certain individuals for services provided to the Company. The shares were valued at fair value based upon prices paid by cash investors and /or quoted market prices at the dates the share issuances were approved by the Company's board of directors.

During December 1999, in connection with the merger with Auric, the Company issued an aggregate of 1,605,000 shares of its common stock to the shareholders of Auric in exchange for all of its outstanding common stock. The Company received $11,658 in net assets, principally cash, in connection with the merger shares issued.

During the year ended September 30, 1999 the Company sold an aggregate of 1,139,280 shares of its common stock for gross proceeds of $239,720 and incurred $8,000 of costs related to the sales. The shares were sold to unaffiliated individuals at a price of $.50 per share through January 1999 and at $.25 per share thereafter and to certain existing directors and shareholders at a price of $.125 per share. The Company has recognized $77,800 as compen1sation expense related to the shares sold at the discounted price. Additionally, during the year ended September 30, 1999, the Company issued an aggregate of 1,932,400 shares of its common stock to certain individuals for services provided to the Company. The shares were valued at $.25 per share as they were issued after January 1999. Additionally, the Company issued 45,600 of its shares to certain note holders as repayment of principal and interest and issued 100,000 shares as additional interest to a note holder. These shares were valued at $.25 per share.

Certain of the shares issued for services in 1999 were for services not yet completed by the shareholder pursuant to a consulting contract. The shareholder became a director of the Company in connection with the agreement. Services charged to expense during the year amounted to $48,611 and the unearned services under the contract amounted to $201,389 at September 30, 1999 and are classified as a reduction of stockholders' equity. During the year ended September 30, 2000, the contract was terminated by the parties and the consultant has agreed to return 950,000 shares to the Company.

The value of the shares to be returned was $187,500 after deducting a $50,000 contract cancellation fee. This amount has been included in the financial statements as unearned services at September 30, 2000 and will be recorded as treasury stock when the shares are returned.

Note 6. Income Taxes.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the years ended September 30, 2000 and 1999 as a result of operating losses. The Company has a net operating loss carryforward at September 30, 2000 of approximately $2,525,000, which will expire in the year 2012 ($230,000), 2013 ($440,000), 2014 ($830,000)
and 2015 ($1,025,000). The Company has fully reserved the deferred tax asset (approximately $858,000), that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The reserve increased by approximately $348,000 during the year ended September 30, 2000.

Note 7. Commitments and contingencies

Operating leases:
The Company leases its office facilities under an operating lease through April 15, 2002. Minimum future rentals payable under the lease is as follows:

                       Year                         Amount
                       2001                        $24,849
                       2002                         $2,071

Rent expense amounted to $35,611 and $29,463 for the years ended September 30, 2000 and 1999, respectively.

Note 8.  Related Party Transactions

At September 30, 1997, the Company had outstanding cash working capital advances from its president amounting to $28,094. During the years ended September 30, 2000, 1999 and 1998, the Company made repayments against the advances of $17,726, $9,787 and $6,154, respectively. Additionally the officer advanced $5,500 and $50,000 in cash to the Company during the years ended September 30, 1999 and 2000, respectively. The advances are non-interest bearing and are expected to be repaid currently.

The Company has notes payable to an entity controlled by one of its directors amounting to $65,200 at September 30, 2000. The notes are due within one year and bear interest at 15% per annum. A portion of the notes ($45,200) may be converted into common stock of the Company at the conversion rate of $.85 per share. During the years ended September 30, 2000 and 1999, the Company received gross proceeds from new notes payable to the entity or the director of $65,200 and $10,000 respectively. During the year ended September 30, 2000 $10,000 of the notes were converted into 40,000 shares of common stock of the Company. On October 16, 2000, the loan was refinanced whereby the conversion feature of the notes was removed, interest accrued of $5,650 was added to the note principal and the lender was granted a security interest in a portion of the Company's inventory. The lender was also granted an option to purchase an aggregate of 339,000 shares of the Company's common stock at an exercise price of $.15 per share. The Company does not expect to record additional interest or other compensation in connection with the stock options as the market price of the Company's common stock at the date of the renegotiation was equal to the exercise price of the options.

A portion of the refinanced notes ($10,850) has been guaranteed by the Company's president.

Note 9. Statement of Operations Information

Selling, general and administrative expenses for the years ended September 30, 2000 and 1999 consisted of the following:

                                               2000            1999

         Advertising and promotion          $  173,366      $  76,720
         Depreciation and amortization           9,527          8,151
         Dues and subscriptions                  8,089            599
         Insurance                               7,498          3,872
         Salaries and wages                    157,290        116,190
         Consulting fees                       599,548        390,063
         Legal fees                             15,063          3,233
         Rent expense                           35,611         29,463
         Travel and entertainment               20,981         12,240
         Other costs and expenses               50,382         32,064
                                            ----------      ---------
                                            $1,077,355      $ 672,595

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Gaylen P. ("John")         51           Chief Executive Officer,
Johnson                                 President, Director

John F. Arney              54           Secretary, Director

Michael S. Gilburd         56           Director

Gary Carter                46           Director

Danny D. Grigsby           53           Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Gaylen P. "John" Johnson, has been CEO, President and a director of Freedom Golf since its inception in December 1996. He assumed his positions with our Company in December 1999, as part of the reverse merger between Freedom Golf Corp. and Auric Enterprises, Inc., our Company's former name. Mr. Johnson devotes substantially all of his business time to the business of our Company.

     John F. Arney has been Secretary and a director of our Company since December 1999. In addition to his position with our Company, since August 1995 Mr. Arney has also been President of Heritage Real Estate Development Company, Littleton, Colorado, a privately held Colorado corporation engaged in land acquisition, real estate sales, marketing and development. Mr. Arney obtained a Masters Degree in 1970 from Iowa State University and a Bachelor of Science degree from the same university in 1969. He devotes only such time as necessary to the business of our Company.

     Michael S. Gilburd has been a director of our Company since February 2000. In addition to his position with our Company, Mr. Gilburd has been Vice President - Corporate Development of LJ International, Inc. (NASDAQ-NM "JADE") since August 2000. From April 2000 to October 2000, Mr. Gilburd was also Chairman and CEO of Earnhart Co., Inc., Scottsdale, Arizona, an investment banking and securities firm. Prior, from July 1995 through October 1999, Mr. Gilburd was managing director of corporate finance for two American Express companies, and previously he was national director of corporate finance and a member of the international corporate finance committee for BDO Seidman. Mr. Gilburd received a Bachelor of Science degree in accounting from Long Island University and a Masters of Science in Taxation from Bentley College. He is an NASD General Securities Principal, an SEC Registered Investment Advisor, an Accredited Senior Appraiser (Business Valuation Specialty) and a CPA (New York State - inactive). Mr. Gilburd also serves as a director or officer of six private companies. He devotes only such time as necessary to the business of our Company.

     Gary Carter has been a director of our Company since September 2000. Since January 2000, Mr. Carter has been a member of the Celebrity Player's Golf Tour. Prior, from January 1997 through December 1999, Mr. Carter was a broadcaster for the Montreal Expos baseball franchise. From January 1993 through December 1996, Mr. Carter was a broadcaster for the Florida Marlins baseball franchise. Mr. Carter devotes only such time as necessary to the business of our Company.

     Danny D. Grigsby has been a director of our Company since March 1998. In addition to his position with our Company, since 1996, Mr. Grigsby has also been a senior staff safety engineer for Lockheed Martin Astronautics, Denver, Colorado. Since 1993 he has also been employed by DG Consulting, Denver, Colorado, as a safety consultant. Mr. Grigsby received a Bachelor of Science degree in Social Science from the University of Southern Colorado in 1977. He devotes only such time as necessary to the business of our Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2000, the Company experienced changes in management. From a review of its available information, it appears that none of our officers and directors filed applicable Form 3's with the SEC when they assumed their respective positions with the Company, nor did they file Form 4's reflecting changes in their respective positions in a timely fashion. All of these reports were filed late. However, upon information and belief, these filings do not reflect any sales of our common stock by any of our officers, directors or affiliates.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended September 30, 2000 and 1999 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                   Securities
                                  Other                Under-               All
                                 Annual   Restricted  lying               Other
Name and                         Compen-    Stock    Options/    LTIP    Compen-
Principal         Salary  Bonus   sation   Award(s)    SARs    Payouts   sation
Position    Year   ($)     ($)     ($)       ($)       (#)       ($)      ($)
----------  ----  ------  -----  ------   --------   -------   -------   ------

Gaylen P.  (1)(2)
Johnson, CEO
President &
Director    2000  $    0  $   0  $    0   $      0         0   $     0   $    0

Robert
Hinchey,
President   1999  $    0  $   0  $    0   $      0         0   $     0   $    0
-------------------------

(1) Mr. Johnson, assumed his positions with us in December 1999, following the closing of the "reverse merger" with Auric Enterprises, Inc.

(2) None of the salary due Mr. Johnson has been paid, but it has been accrued. It is anticipated that Mr. Johnson will begin receiving his salary once our revenues increase to a point where the payment of such salary will not have a significant negative impact on our financial condition.

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ended September 30, 2001.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended September 30, 2000.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 2000.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
 Title             Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class
--------    -------------------------   ----------     ----------

Common      Gaylen P. Johnson            4,320,200         35.0%
            7308 S. Spruce St.
            Englewood, CO 80112

Common      John F. Arney                  975,726 (1)      7.9%
            3367 E. Geddes Dr.
            Littleton, CO 80122

                    Name and            Amount and
                   Address of           Nature of
 Title             Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class

--------    -------------------------   ----------     ----------

Common      Danny D. Grigsby                26,000          *
            2980 E. 135th Lane
            Thornton, CO 80241

Common      All Officers and             5,321,926 (1)     43.1%
            Directors as a
            Group (5 persons)

* Less than 1%

(1) Includes an aggregate of 339,000 shares of our common subject to an option, exercisable at $.15 per share through December 3, 2003, which options are held by a pension plan to which Mr. Arney is both trustee and beneficiary.

     The balance of the Company's outstanding Common Shares are held by 164 persons, not including those persons who hold their shares in "street name".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At September 30, 1997, we had outstanding cash working capital advances from our President amounting to $28,094. During the years ended September 30, 1999 and 1998, we made repayments against the advances of $9,787 and $6,154, respectively. Additionally, our President advanced $5,500 and $32,274 to us during the years ended September 30, 1999 and 2000, respectively. The advances are non- interest bearing and are expected to be repaid currently.

     In addition, on December 21, 1999, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, a director of the Company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $.85 per share. As of the date of this report, the loan has not been converted. On October 16, 2000, we refinanced this loan. As a result of this refinancing, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs, including logo head covers. This note is due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. As additional consideration, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     Also as a result of this refinancing, we owe Heritage Trust the principal sum of $10,850, the balance of the principal amount due under the original note, plus accrued interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. However, this note is not secured but is guaranteed by our President, Gaylen Johnson. This note is due on or before February 15, 2001. As additional consideration, we granted Heritage Trust an option to purchase 72,333 shares of our common stock at an exercise price of $.15 per share, through December 3, 2003.

     In December 1999, John Arney, individually, loaned us the principal amount of $20,000, which accrues interest at the rate of 10% per annum. This note is currently past due, and the parties expect to renegotiate the repayment terms in the near future.

     In April 1999, Mr. Arney loaned us the principal sum of $10,000. This loan was converted into 40,000 shares of our common stock in October 1999. Mr. Arney agreed to waive any claim to additional interest due on this loan at that time.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1*   Articles of Incorporation

     3.2*   Bylaws

     3.3    Articles of Merger

     4.1*   Sample Common Stock Certificate

     10.4** Agreement and Plan of Reorganization between the Company and Auric Enterprises, Inc. dated November 15, 1999.

      EX-27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on April 9, 1999, and are incorporated by reference herein.

** Filed with the SEC as an exhibit to Form 8-K, filed on or about January 26, 2000 and incorporated by reference herein.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 18, 2001.

                                       FREEDOM GOLF CORPORATION
                                       (Registrant)


                                       By:s/ Gaylen P. Johnson
                                          -------------------------------
                                          Gaylen P. Johnson, Chief
                                          Executive Officer & President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 18, 2001.

s/ Gaylen P. Johnson
------------------------------
Gaylen P. Johnson, Director

s/ John F. Arney
------------------------------
John F. Arney, Director

s/ Michael S. Gilburd
------------------------------
Michael S. Gilburd, Director

s/ Gary Carter
------------------------------
Gary Carter, Director

s/ Danny D. Grigsby
------------------------------
Danny D. Grigsby, Director

                            FREEDOM GOLF CORPORATION

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-3.3  Articles of Merger.................................................40

  EX-27   Financial Data Schedule............................................48

Exhibit 3.3

              FILED

      IN THE OFFICE OF THE
    SECRETARY OF STATE OF THE
         STATE OF NEVADA

           DEC 15 1999
         No. C 3508-99
            ------------
         s/Dean Heller

DEAN HELLER, SECRETARY OF STATE

                               ARTICLES OF MERGER

ARTICLES OF MERGER (these "Articles") made and entered into as of December 11, 1999 by and between Auric Enterprises, Inc., a Nevada corporation ("Auric") and Freedom Golf Corporation, a Colorado corporation ("Freedom"). These Articles are adopted pursuant to Section 7-11-101 of Title 7 of the Colorado Revised Statutes, 1973, as amended and Section 92A of the Nevada Revised Statutes, as amended. All of such laws expressly permit the merger described herein; subject to and pursuant to all of the terms and conditions as set forth herein.

                                    ARTICLE I
                              SURVIVOR CORPORATION

Auric, a Nevada corporation, shall be the survivor corporation.

                                   ARTICLE II
                        SHARES AUTHORIZED AND OUTSTANDING

On the date of these Articles of Merger, Auric has authority to issue 50,000,000 shares of Common Stock, $.001 par value, of which 1,605,000 shares are issued and outstanding. On the date of these Articles of Merger, Freedom has authority to issue 100,000,000 shares of Common Stock, no par value (the "Freedom Common Stock"), of which 9,820,206 shares are issued and outstanding. Freedom has the authority to issue 10,000,000 shares of Preferred Stock, of which no shares are issued and outstanding.

                                   ARTICLE III
                                SHAREHOLDER VOTE

On December 1, 1999, a majority of the shareholders entitled to vote on the action constituting all of the outstanding shares of Freedom Common Stock approved the Agreement and Plan of Merger to merge Freedom into Auric. Said number of votes was sufficient for approval by the shareholders. The plan of merger was duly authorized by all action required by the laws under which it was incorporated and by its constituent documents.

On December 10, 1999, shareholders entitled to vote on the action constituting 100% of the outstanding shares of Auric Common Stock approved the Agreement and Plan of Merger to merger Freedom into Auric, none opposed. Said number of votes was sufficient for approval by the stockholders. The plan of merger was duly authorized by all action required by the laws under which it was incorporated and by its constituent documents.

                                   ARTICLE IV
                                 PLAN OF MERGER

The executed agreement of merger is on file at the principal place of business of the surviving corporation (Auric). Said address is 10 Office Park Rd, Suite 222, Carolina Building, Hilton Head, SC 29928. A copy of the agreement of merger will be furnished by the surviving corporation to any stockholder of any constituent corporation.

                                     Page 1

The terms of the Agreement of Merger are as follows:

(1) Merger. Freedom shall be merged with and into Auric, and Auric shall survive the merger ("merger"), effective upon the date when the Merger Agreement is made effective in accordance with applicable laws (the "Effective Date").

(2) Amendment to Articles of Incorporation. Article I of the Articles of Incorporation of Auric shall be amended as to read - "The name of the corporation is Freedom Golf Corporation.

(3) Governing Documents. The Bylaws of Auric, in effect on the Effective Date, shall continue to be the Bylaws of Auric as the surviving corporation without change or amendment until further amended in accordance with the provisions thereof and applicable laws.

(4) Further Assurances. From time to time, as and when required by Auric or by its successors and assigns, there shall be executed and delivered on behalf of Freedom such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other action, as shall be appropriate or necessary in order to vest, perfect or confirm, of record or otherwise, in Auric the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of Freedom, and otherwise to carry out the purposes of the Merger Agreement, and the officers and directors of Auric are fully authorized in the name and on behalf of Freedom or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

(5) Stock of Freedom. On and after the Effective Date, all of the outstanding certificates which prior to that time represented securities of Freedom shall be recalled and canceled and 9,820,206 restricted Auric Common Shares. The registered owner on the books and records of Freedom or its transfer agents of any outstanding certificate shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to Auric or its transfer agents, have and be entitled to exercise any voting and other rights which respect to and to receive any dividend and other distributions upon the shares of Auric Common Stock evidenced by such outstanding certificate as above provided.

(6) Book Entries. As of the Effective Date, entries shall be made upon the books of Auric in accordance with the following.

         (a) The assets and liabilities of Freedom shall be recorded at the amounts at which they were carried on the books of Freedom immediately prior to the Effective Date, with appropriate adjustments to reflect the retirement of the Common Shares of Freedom presently issued and outstanding.

         (b) There shall be credited to the common stock account of Auric the aggregate amount of the stated value of all shares of Auric Common Stock resulting from the conversion of the outstanding Freedom Common Stock pursuant to the merger.

         (c) There shall be credited to the retained earnings account of Auric the aggregate of the amount carried in the retained earnings account of Freedom immediately prior to the Effective Date.

(8) Access to Documentation. Prior to the merger, Auric and Freedom shall provide each other full access of their books and records, and shall furnish financial and operating data and such other information with respect to their business and assets as may reasonably be requested from time to time. If the proposed transaction is not consummated, all parties shall keep confidential any information (unless ascertainable from public filings or published information) obtained concerning each others operations, assets and business.

                                     Page 2

(9) Abandonment. At any time before the effective Date, the Agreement and Plan of Reorganization and the Agreement of Merger may be terminated and the Merger may be abandoned by the Board of Directors of either Auric or Freedom or both, notwithstanding approval of the Merger Agreement by the shareholders of Auric or the shareholders of Freedom or both.

                                     Page 3

IN WITNESS WHEREOF, these Articles of Merger, having first been duly approved by resolution of the Boards of Directors of Auric and Freedom and their respective shareholders, is hereby executed on behalf of each of said two corporations by their respective officers thereunto duly authorized.

Freedom Golf Corporation                        ATTEST:
A Colorado corporation

s/Gaylen F. Johnson                             s/John F. Arney
---------------------------------------         --------------------------------
President                                       Secretary


Auric Enterprises, Inc.                         ATTEST:

s/Robert E. Hinchey                             s/Samantha Moody
---------------------------------------         --------------------------------
President                                       Secretary



State of Colorado                   )
                                    ) ss
County of Arapahoe                  )

     On the 13 day of December, 1999, personally appeared before me the President of Freedom Golf Corporation, a Colorado corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/M. J. Rotolo
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         Englewood CO 80112
                                         ---------------------------------------

                                         ---------------------------------------

My Commission Expires 06/25/2001

SEAL

                                     Page 4

State of Colorado                   )
                                    ) ss
County of Arapahoe                  )

     On the 13 day of December, 1999, personally appeared before me the Secretary of Freedom Golf Corporation, a Colorado corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/M. J. Rotolo
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         Englewood CO 80112
                                         ---------------------------------------

                                         ---------------------------------------

My Commission Expires 06/25/2001

SEAL

                                     Page 4

State of                            )
                                    ) ss
County of                           )

     On the 13 day of December, 1999, personally appeared before me the President of Auric Enterprises, Inc., a Nevada corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/Joline Brown
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         1040 Wm Hilton Pkwy.
                                         ---------------------------------------

                                         Hilton Head, SC 29928
                                         ---------------------------------------

My Commission Expires March 26, 2008

SEAL

State of California                 )
                                    ) ss
County of Monterey                  )

     On the 10 day of December, 1999, personally appeared before me the Secretary of Auric Enterprises, Inc., a Nevada corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/Jessica Hinrichs
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         395 Del Monte Center
                                         ---------------------------------------

                                         Monterey CA 93940
                                         ---------------------------------------

My Commission Expires 12/03/02

               JESSICA HINRICHS
              Commission #1203529
SEAL         Notary Public-California
                 Monterey County

         My Comm. Expires Dec 3, 2002

                                     Page 4

                                  VERIFICATION

The undersigned, after being duly sworn, does hereby depose and state, that he is the Secretary of Freedom Golf Corporation, a Colorado corporation, and that he has read the foregoing Articles of Merger and knows the contents thereof, and does hereby certify that these Articles of Merger contain a truthful statement of the Agreement and Plan of Merger as duly adopted by the Board of Directors by a majority of the stockholders of the corporation.

                                        s/John F. Arney
                                        ---------------------------------------
                                        Secretary

State of Colorado                   )
                                    ) ss
County of Arapahoe                  )

     On the 13 day of December, 1999, personally appeared before me the Secretary of Freedom Golf Corporation, a Colorado corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/M. J. Rotolo
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         Englewood CO 80112
                                         ---------------------------------------

                                         ---------------------------------------

My Commission Expires 06/25/2001

SEAL

                                     Page 5

                                  VERIFICATION

The undersigned, after being duly sworn, does hereby depose and state, that he is the Secretary of Auric Enterprises, Inc., a Nevada corporation, and that he has read the foregoing Articles of Merger and knows the contents thereof, and does hereby certify that these Articles of Merger contain a truthful statement of the Agreement and Plan of Merger as duly adopted by the Board of Directors by a majority of the stockholders of the corporation.

                                         s/Samantha Moody
                                         ---------------------------------------
                                         Secretary

State of California                 )
                                    ) ss
County of Monterey                  )

     On the 10 day of December, 1999, personally appeared before me the Secretary of Auric Enterprises, Inc., a Nevada corporation, the signer of the above instrument, who duly acknowledged to me that he executed the same on behalf of said corporation pursuant to duly adopted director's resolutions.

                                         s/Jessica Hinrichs
                                         ---------------------------------------
                                         NOTARY PUBLIC

                                         395 Del Monte Center
                                         ---------------------------------------

                                         Monterey CA 93940
                                         ---------------------------------------

My Commission Expires 12/03/02

               JESSICA HINRICHS
              Commission #1203529
SEAL         Notary Public-California
                 Monterey County

         My Comm. Expires Dec 3, 2002

                                     Page 5