Form 10QSB
period 2000-12-31
FREEDOM GOLF CORP/CO
filed 2001-02-15
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2000

                           Commission File No. 0-25743



                            FREEDOM GOLF CORPORATION
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   91-1950699
                        (IRS Employer Identification No.)

                        7334 South Alton Way, Bldg. 14-A
                               Englewood, Colorado
                    (Address of principal executive offices)

                                      80112
                                   (Zip Code)

                                 (303) 221-0331
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding as of February 14, 2000, was 13,818,906 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three months ended December 31, 2000, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     Comparison of Results of Operations for the three month periods ended December 31, 2000 and 1999

     Total  revenues  increased  from  $9,799 in the three  month  period  ended
December  31,  1999,  to $28,107 in 2000,  an increase of $18,308  (186.8%).  We believe that this increase was attributable to more golfers becoming aware of our products line through our increased marketing efforts and new visibility, including those professional golfers who are using our products on the Celebrity Players Tour. Costs of sales were $11,204 during the three month period ended December 31, 2000, compared to $5,537 during the similar period in 1999, an increase of $5,667 (102.3%). This was due primarily to the acquisition of increased raw materials in order to increase inventory to meet the increased sales.

     Selling, general and administrative expenses were $105,704 during the three month period ended December 31, 2000, compared to $87,812 during the similar period in 1999, an increase of $17,892

(20.4%). This increase was due primarily to increases in travel and golf tournament sponsorship, as we continue to attempt to make the golfing public aware of our product lines, as well as costs associated with our status as a public company, including increased legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had no cash and $188,020 in inventory.

     Also  at  December  31,  2000,   we  had   outstanding   notes  payable  to
nonaffiliates amounting to $215,747. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum.

     In addition, we have notes payable in the principal amount of $110,850 due to persons and entities affiliated with our Company. Included in these obligations are the following:

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

     Also as a result of this refinancing, we owe Heritage Trust the principal sum of $10,850, the balance of the principal amount due under the original note, plus accrued interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. However, this note is not secured but is guaranteed by our President, Gaylen Johnson. This note is due on or before February 15, 2001, but is expected to be extended. As additional consideration, we granted Heritage Trust an option to purchase 72,333 shares of our common stock at an exercise price of $.15 per share, through December 3, 2003.

     In December 1999, John Arney, individually, loaned us the principal amount of $20,000, which accrues interest at the rate of 10% per annum. In November 2000, Mr. Arney loaned us an additional $40,000, which note also accrues interest at the rate of 15% per annum and is due January 16, 2001. These notes are currently past due and the parties expect to renegotiate the repayment terms in the near future.

     At December 31, 2000, we had outstanding cash working capital advances from our President amounting to $49,927. The advances are non-interest bearing and are expected to be repaid out of the proceeds from the debenture offering described below, provided that sufficient funds are available therefrom.

     Our management has recognized that, in order to allow us to implement our business strategy discussed in our Form 10-KSB for our fiscal year ended September 30, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital of at least $2 million in addition to the funds recently raised by us. Relevant thereto, in February 2001, we commenced a self-underwritten, "best efforts" private offering of convertible debentures, each debenture convertible into shares of our common stock at a conversion price of $.50 per share. The debentures accrue interest at the rate of 15% per annum and are due 18 months from receipt and acceptance by us of the relevant subscription. Because marketing of this offering commenced within the prior two days of the filing of this Report, no subscriptions have been accepted by us as of yet and there can be no assurances that we will receive any subscriptions from this offering.

     In addition, we intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any financing, and no assurance can be given that we will obtain any such financing. Failure to obtain additional capital into the Company will force management to reduce expense, which may affect our ability to implement our business plan. If we are not successful, it is doubtful that we will be able to survive and we will be forced to liquidate.

TRENDS

     While no assurances can be provided, we anticipate that our revenues will increase beginning in February 2001. We commenced our formal marketing plan at the annual PGA show held in Orlando, Florida during the last week in January 2001. We expect that the demand for our products will be dependent upon, among other things, market acceptance for our concept in golf clubs, our operations and general economic conditions that are cyclical in nature. In addition, our success is also dependent upon our ability to finance our proposed operations, either with debt or equity.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS  - None

ITEM 2.           CHANGES IN SECURITIES

     During the three month period ended December 31, 2000, we sold an aggregate of 280,000 shares of our common stock for gross proceeds of $70,000 ($.25 per share). The shares were sold to one accredited investor. These shares were valued at quoted market price at the date the share issuance was approved by our board of directors.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                            FREEDOM GOLF CORPORATION
                                  Balance Sheet
                                December 31, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                      2000
                                                                   ----------

Current assets:
  Accounts receivable - trade                                      $      447
  Inventory                                                           188,020
                                                                   ----------
     Total current assets                                             188,467

Property and equipment, at cost, net of
  accumulated depreciation of $8,460                                    8,189

Deposit                                                                 2,000
Patents, net of accumulated amortization of $16,111                    83,887
                                                                   ----------
                                                                   $  282,543
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable - bank                                                  15,551
  Note payable - others                                               154,546
  Note payable - related party                                        110,850
  Accounts payable - trade                                             83,267
  Advances from officer                                                49,927
  Accrued salaries                                                    291,325
  Accrued interest - related party                                      5,365
  Accrued expenses                                                     17,522
                                                                   ----------
                                                                      728,353

Stockholders' equity:

  Common stock, $.001 par value,
    50,000,000 shares authorized,
    13,818,906 shares issued and outstanding                           13,819
  Additional paid-in capital                                        2,213,232
  Unearned services                                                  (187,500)
  Accumulated deficit                                              (2,485,361)
                                                                   ----------
                                                                     (445,810)
                                                                   ----------
                                                                   $  282,543
                                                                   ==========


            See accompanying notes to unaudited financial statements.

                            FREEDOM GOLF CORPORATION
                            Statements of Operations
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                       Three Months Ended
                                                           December 31,

                                                        2000         1999
                                                    -----------   -----------

Sales, net                                          $    28,107   $     9,799
Cost of sales                                            11,204         5,537
                                                    -----------   -----------
                                                         16,903         4,262

Selling, general and administrative expenses            105,704        87,812
                                                    -----------   -----------
Income (loss) from operations                           (88,801)      (83,550)

Other income and (expense):
  Interest expense                                       (7,993)       (2,597)
  Other income                                               13            49
                                                    -----------   -----------
                                                         (7,980)       (2,548)

Income (loss) before income taxes                       (96,781)      (86,098)
Provision for income taxes                                    -             -
                                                    -----------   ------------

Net income (loss)                                   $   (96,781)  $   (86,098)
                                                    ===========   ===========


Basic and fully diluted earnings (loss) per share:

  Net income (loss)                                 $     (0.01)  $     (0.01)
                                                    ===========   ===========

Weighted average shares outstanding                  13,725,573    11,048,213
                                                    ===========   ===========


            See accompanying notes to unaudited financial statements.

                            FREEDOM GOLF CORPORATION
                            Statements of Cash Flows
                  Three Months Ended December 31, 2000 and 1999

                                                       Three Months Ended
                                                           December 31,

                                                        2000         1999
                                                    -----------   -----------

Net income (loss)                                   $   (96,781)  $   (86,098)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                          2,499         2,094
   Interest added to loan balance                         5,650             -
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable             1,318        (3,011)
   (Increase) decrease in inventory                     (84,926)      (60,518)
   (Increase) decrease in prepaid expenses               38,800        20,530
   Increase (decrease) in accounts payable                2,157       (21,140)
   Increase (decrease) in accrued salaries              (13,175)       18,000
   Increase (decrease) in accrued expenses                2,737        39,507
                                                    -----------   -----------
     Total adjustments                                  (44,940)       (4,538)
                                                    -----------   -----------
  Net cash provided by operating activities            (141,721)      (90,636)
                                                    -----------   -----------

  Cash flows from financing activities:

   Common stock sold for cash                            70,000        52,100
   Repayment of bank loan                                (1,594)       (5,807)
   Proceeds from notes payable                           70,000        87,870
   Repayment of notes payable                           (12,282)            -
                                                    -----------   -----------
  Net cash (used in) financing activities               126,124       134,163
                                                    -----------   -----------

Increase (decrease) in cash                             (15,597)       43,527
Cash and cash equivalents,
  beginning of period                                    15,597           246
                                                    -----------   -----------
Cash and cash equivalents,
  end of period                                     $         -   $    43,773
                                                    ===========   ===========

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                December 31, 2000

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10- K for the year ended September 30, 2000.

                  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  Income (loss) per share was computed using the weighted average number of common shares outstanding.

                  During the three months ended December 31, 2000, the Company received gross proceeds from the sale of common stock aggregating $70,000. The shares were sold at a price of $.25 per share, which was equivalent to the trading value common stock at the sale date.

                  Additionally during the quarter, the Company received gross proceeds $70,000 from the issuance of notes payable, added accrued interest of $5,650 to a note balance and repaid notes aggregating $12,282.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FREEDOM GOLF CORPORATION
                                        (Registrant)

                                        Dated:  February 15, 2001


                                        By:s/ Gaylen P. Johnson
                                           ---------------------------------
                                           Gaylen P. Johnson, President

                            Freedom Golf Corporation

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................12