Form 10QSB
period 2001-03-31
FREEDOM GOLF CORP/NV
filed 2001-05-21
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding as of May 9, 2001, was 12,222,021 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six months ended March 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     Comparison of Results of Operations for the six month periods ended March 31, 2001 and 2000

     Total revenues increased from $36,682 in the six month period ended March 31, 2000, to $106,884 in 2001, an increase of $70,202 (291.4%). We believe that this increase was attributable to more golfers becoming aware of our products line through our increased marketing efforts and new visibility, including those professional golfers who are using our products on the Celebrity Players Tour. Costs of sales were $19,834 during the six month period ended March 31, 2001, compared to $23,065 during the similar period in 2000, a decrease of $3,231 (14%). This was due primarily to the significant inventory of raw materials available to us at the beginning of the period in question, which cost was reflected in prior quarters.

     Selling, general and administrative expenses were $261,461 during the six month period ended March 31, 2001, compared to $994,508 during the similar period in 2000, a decrease of $733,047

(73.7%). This decrease was due primarily to the issuance of 800,000 shares of common stock during the six month period ended March 31, 2000, which stock was valued at the then current market price of $1.00. With the exception of these entries, our selling, general and administrative expenses during the six month period ended March 31, 2001 remained relatively consistent with prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had no cash, $82,815 in accounts receivable and $178,934 in inventory.

     Also at March 31, 2001, we had outstanding notes payable to nonaffiliates amounting to $259,590. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum.

     In addition, we have notes payable in the principal amount of $110,850 due to persons and entities affiliated with our company. Included in these obligations are the following:

     On December 21, 2000, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, a director of our company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $.85 per share. As of the date of this Report, the loan has not been converted. On October 16, 2000, we refinanced this loan. As a result of this refinancing, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs, including logo head covers. This note was due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. Relevant thereto, we reached a verbal agreement with this note holder to extend the due date of this obligation until June 30, 2001. We expect that a written extension will be executed in the near future. As additional consideration, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

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

     In December 1999, John Arney, individually, loaned us the principal amount of $20,000, which accrues interest at the rate of 10% per annum. In November 2000, Mr. Arney loaned us an additional $40,000, which note also accrues interest at the rate of 15% per annum and was due January 16, 2001. We reached a verbal agreement with Mr. Arney to extend the due date of this obligation to June 30, 2001 as well.

     At March 31, 2001, we had outstanding cash working capital advances from our President amounting to $67,653. The advances are non-interest bearing and are expected to be repaid out of the proceeds from the debenture offering described below, provided that sufficient funds are available therefrom. We also have accrued $317,632 in past due salaries, which are due to Mr. Johnson.

     Our management has recognized that, in order to allow us to implement our business strategy discussed in our Form 10-KSB for our fiscal year ended September 30, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital of at least $2 million in addition to the funds recently raised by us. Relevant thereto, in February 2001, we commenced a self-underwritten, "best efforts" private offering of convertible debentures, each debenture convertible into shares of our common stock at a conversion price of $.50 per share. The debentures accrue interest at the rate of 15% per annum and are due 18 months from receipt and acceptance by us of the relevant subscription. As of the date of this Report, we have raised $45,000 in this Offering. We are currently exploring other available funding opportunities, but as of the date of this Report, no definitive agreement or arrangement has been reached with any person or entity, who has agreed to provide funding to us.

     We intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any financing, and no assurance can be given that we will obtain any such financing. Failure to obtain additional capital into our company will force management to reduce expense, which may affect our ability to implement our business plan. If we are not successful, it is doubtful that we will be able to survive and we will be forced to liquidate.

TRENDS

     Because of the difficulty we have been experiencing in raising capital, implementation of our business plan has been delayed. In spite of this difficulty, we previously anticipated that our revenues would increase beginning in February 2001, which increase we believe is reflected in the total revenue increase which we experienced during the six month period which ended March 31, 2001. While no assurances can be provided, we believe our revenue flow will be inconsistent through June 2001 but further anticipate that our revenues will again increase beginning in July 2001, subject to a variety of factors, including the receipt of additional equity or debt funding and as a result of additional revenues derived from a pending business transaction. While no definitive written agreement has been executed with this third party, we are cautiously optimistic that beginning in July 2001, this prospective arrangement will result in approximately $80,000 per month in additional revenues to our company for an extended period of time. These factors also include our expectation that market acceptance for our concept in golf clubs will continue to grow. Our success is dependent upon our ability to finance our proposed operations, either with debt or equity.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the six month period ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have been named as a defendant in several lawsuits in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended March 31, 2001, we issued an aggregate of 213,115 shares of our common stock. Of these shares, each current member of our Board of Directors were issued 20,000 shares in exchange for their services (80,000 in aggregate). Further, Mr. Gary Carter, a director of our company, was issued an additional 75,000 shares of our common stock in consideration for marketing assistance provided by Mr. Carter by his playing our line of golf clubs, using our golf bags, logo, hats and shirts, as well as his acting as a spokesperson for our company. These shares were valued at $.10 per share, the market price for our common stock on the issuance date.

     In March 2001, we issued 38,115 shares of our common stock to one individual pursuant to a debt conversion. These shares were valued at $0.20 per share, the market price of our common stock on the issuance date.

     Finally, we issued an aggregate of $45,000 in convertible debentures pursuant to the private offering described in Part I, Item 2, above, to six persons.

     We relied upon the exemption from registration provided by Section 4/2 and/or Regulation D, each promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                      ASSETS
                                      ------

                                                                  March 31,
                                                                    2000
                                                                -----------
Current assets:
  Accounts receivable - trade                                   $    82,815
  Inventory                                                         178,934
                                                                -----------
      Total current assets                                          261,749

Property and equipment, at cost, net of
  accumulated depreciation of $9,292                                  8,106

Deposit                                                               2,000
Patents, net of accumulated amortization of $16,111                  82,220
                                                                -----------
                                                                $   354,075
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                           $     2,918
  Notes payable - others                                            256,672
  Notes payable - related party                                     110,850
  Accounts payable - trade                                          108,292
  Advances from officer                                              67,653
  Accrued salaries                                                  317,632
  Accrued interest - related party                                    6,035
  Accrued expenses                                                   14,212
                                                                -----------
      Total current liabilities                                     884,264

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,882,021 shares issued and outstanding                           13,882
 Additional paid-in capital                                       2,213,232
 Unearned services                                                  197,500
 Accumulated deficit                                             (2,954,803)
                                                                -----------
                                                                   (530,189)
                                                                -----------
                                                                $   354,075
                                                                ===========

            See accompanying notes to unaudited financial statements.


                            Freedom Golf Corporation
                            Statements of Operations
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                      Three Months Ended         Six Months Ended
                                           March 31,                  March 31,
                                       2001        2000           2001        2000
                                    ----------  -----------   -----------  -----------
Sales, net                          $   78,757  $    26,883   $   106,884  $    36,682
Cost of sales                           (8,630)     (17,528)      (19,834)     (19,834)
                                    ----------  -----------   -----------  -----------
Gross profit                            70,127        9,355        87,050       13,617

Selling, general and
  administrative expenses              138,842      906,696       261,461      994,508
                                    ----------  -----------   -----------  -----------
Income (loss) from operations          (68,715)    (897,341)     (174,411)    (980,891)

Other income and (expense):
  Interest expense                      (4,906)     (11,054)      (12,899)     (13,651)
  Other income                              54           17            67           66
                                    ----------  -----------   -----------  -----------
                                       (73,567)    (908,378)     (187,243)    (994,476)

Income (loss) before income taxes      (73,567)    (908,378)     (187,243)    (994,476)
Provision for income taxes                   -            -             -            -
                                    ----------  -----------   -----------  -----------

Net income (loss)                   $  (73,567)  $  (908,378)  $  (187,243) $  (994,476)
                                    ==========   ===========   ===========  ===========


Basic and fully diluted earnings
  (loss) per share:
Net income (loss)                   $    (0.01)  $     (0.07)  $     (0.01) $     (0.08)
                                    ==========   ===========   ===========  ===========

Weighted average shares outstanding 13,725,573    12,503,206    13,725,573   11,990,206
                                    ==========   ===========   ===========  ===========

            See accompanying notes to unaudited financial statements.


                            Freedom Golf Corporation
                            Statements of Cash Flows
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                       Six Months Ended
                                                            March 31,
                                                        2001         2000
                                                     ----------   ----------

Net income (loss)                                    $ (187,243)  $  (86,098)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Common stock issure for services                       2,500      807,500
   Depreciation and amortization                          4,998        4,187
   Interest added to loan balance                         5,650            -
  Changes in assets
  and liabilities:
    (Increase) decrease in accounts receivable          (81,050)      (8,120)
    (Increase) decrease in inventory                    (75,839)     (57,468)
    (Increase) decrease in prepaid expenses              38,800      (18,250)
    Increase (decrease) in accounts payable              30,028      (34,368)
    Increase (decrease) in accrued salaries              13,132       36,000
    Increase (decrease) in accrued expenses               4,713        8,750
                                                     ----------   ----------
       Total adjustments                                (57,068)    (738,231)
                                                     ----------   ----------
  Net cash provided by
   operating activities                                (244,311)    (256,245)
                                                     ----------   ----------

Cash flow from investing activities:
    Purchase of equipment                                  (750)      (1,088)
                                                     ----------   ----------
    Net cash used by investing activities                  (750)      (1,088)
                                                     ----------   ----------

Cash flows from financing activities:
   Common stock sold for cash                            75,000      230,600
   Repayment of bank loan                                (3,254)           -
   Proceeds from notes payanle                          175,000       98,070
   Repayment of notes payable                           (17,282)     (68,885)
                                                     ----------   ----------
  Net cash (used in)
   financing activities                                 229,464      259,785
                                                     ----------   ----------

Increase (decrease) in cash                             (15,597)       2,452
Cash and cash equivalents,
 beginning of period                                     15,597          246
                                                     ----------   ----------
Cash and cash equivalents,
 end of period                                       $        -   $    2,698
                                                     ==========   ==========



            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                 March 31, 2001

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended September 30, 2000.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Income (loss) per share was computed using the weighted average number of common shares outstanding.

During the six months ended March 31, 2001, the Company received gross proceeds from the sale of common stock aggregating $70,000. The shares were sold at a price of $.25 per share, which was equivalent to the trading value common stock at the sale date.

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

                                       FREEDOM GOLF CORPORATION
                                       (Registrant)

                                       Dated:  May 21, 2001


                                       By:s/ Gaylen P. Johnson
                                          ---------------------------------
                                          Gaylen P. Johnson, President