Form 10QSB/A
period 2001-03-31
FREEDOM GOLF CORP/NV
filed 2001-07-30
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB\A1


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


The number of shares of the registrant's only class of common stock issued and outstanding as of June 4, 2001, was 13,882,021 shares.

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


     Selling, general and administrative expenses were $261,588 during the six month period ended March 31, 2001, compared to $994,508 during the similar period in 2000, a decrease of $732,920

(73.7%). This decrease was due primarily to the issuance of 800,000 shares of common stock during the six month period ended March 31, 2000, which stock was valued at the then current market price of $1.00. With the exception of these entries, our selling, general and administrative expenses during the six month period ended March 31, 2001 remained relatively consistent with prior periods.


LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 2001, we had no cash, $65,089 in accounts receivable and $178,934 in inventory.

     Also at March 31, 2001, we had outstanding notes payable to nonaffiliates amounting to $294,590. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum.

     In addition, we have notes payable in the principal amount of $70,850 due to persons and entities affiliated with our company. Included in these obligations are the following:

     On December 21, 2000, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, a director of our company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $1.20 per share. As of the date of this Report, the loan has not been converted. On October 16, 2000, we refinanced this loan. As a result of this refinancing, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs, including logo head covers and is personally guaranteed by our President, Gaylen Johnson. This note was due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. Relevant thereto, a revised note was written to show an interest increase to 18% per annum and a new due date of August 15, 2001. As additional consideration, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     The second note related to this refinancing is in the amount of $10,850 which is the balance of the principal and interest amount due under the original $45,200 note. $40,000 of the original note of $45,200 was repaid to Heritage Trust in November of 2000, leaving a $5,200 in principal plus $5,650 in interest still due. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. This note is not secured but is guaranteed by our President, Gaylen Johnson. This note was due February 15, 2001, and was revised and extended to August 15, 2001.

     The third note was issued in December 1999, when John Arney, individually, loaned us the principal amount of $20,000, which accrues interest at the rate of 10% per annum with a default interest rate of 18% per annum. This note was due January 17, 2000, and has been extended to August 15, 2001.

     At March 31, 2001, we had outstanding cash working capital advances from our President's personal line of credit with his bank amounting to $47,774. The Company will pay interest due to the bank on the line of credit with no additional interest being paid to the President. In addition, the President, Gaylen Johnson, individually, has two personal loans to the Company. One note is for $5,500 written on October 29, 1998, and the other for $10,000 written August 9, 1999. Both loans accrue interest at the rate of 10% and Mr. Johnson has agreed to extend both loans until such time as the Company is in a position to repay the notes. We also have accrued $282,632 in past due salaries, which are due to Mr. Johnson.


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


     In addition, we are aware of one matter which may lead to litigation in the future. In May 2000, we entered into a settlement agreement and release with Boulder Marketing Agency, Inc. and J. Kevin Weinhoeft (hereinafter jointly referred to as "BMA"), whereby, in full settlement of various claims, BMA did agree to return to us 1,020,000 shares of our common stock and we agreed to issuance to BMA 70,000 shares of our common stock and payment of an aggregate of $50,000 upon receipt by us of equity or debt financing in excess of $50,000. To date, we have paid $10,000 on this obligation, despite the fact that we have not concluded any financings in the relevant amount. BMA has failed to deliver the relevant 1,020,000 shares back to us. All references in this Report to our issued and outstanding common shares include these 1,020,000 shares.


ITEM 2. CHANGES IN SECURITIES


     During the three month period ended March 31, 2001, we issued an aggregate of 233,115 shares of our common stock. Of these shares, each current member of our Board of Directors were issued 20,000 shares in exchange for their services (100,000 in aggregate). Further, Mr. Gary Carter, a director of our company, was issued an additional 75,000 shares of our common stock in consideration for marketing assistance provided by Mr. Carter by his playing our line of golf clubs, using our golf bags, logo, hats and shirts, as well as his acting as a spokesperson for our company. These shares were valued at $.10 per share, the market price for our common stock on the issuance date.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                      ASSETS                                        March 31,
                      ------                                          2001
                                                                   ----------
Current assets:
  Accounts receivable - trade                                      $   65,089
  Inventory                                                           178,934
                                                                   ----------
      Total current assets                                            244,023

Property and equipment, at cost, net of
  accumulated depreciation of $9,292                                    8,106

Deposit                                                                 2,000
Patents, net of accumulated amortization of $17,780                    82,220
                                                                   ----------
                                                                   $  336,349
                                                                   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Note payable - bank                                              $   13,890
  Notes payable - others                                              294,590
  Notes payable - related party                                        70,850
  Accounts payable - trade                                            129,815
  Advances from officer                                                47,774
  Accrued salaries                                                    282,632
  Accrued interest - related party                                      5,365
  Accrued expenses                                                     20,247
                                                                   ----------
      Total current liabilities                                       865,163

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,242,021 shares issued and outstanding                             13,242
 Additional paid-in capital                                         2,221,432
 Unearned services                                                   (187,500)
 Accumulated deficit                                               (2,575,988)
                                                                   ----------
                                                                     (528,814)
                                                                   ----------
                                                                   $  336,349
                                                                   ==========


            See accompanying notes to unaudited financial statements.



                            Freedom Golf Corporation
                            Statements of Operations
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)
                                                       Three Months Ended
Six Months Ended
                                                            March 31,
  March 31,
                                                       2001        2000
2001        2000
                                                    ----------  ----------
----------  -----------
Sales, net                                          $   78,777  $   26,883  $
106,884  $    36,682
Cost of sales                                            8,630      17,528
19,834       23,065
                                                    ----------  ----------
----------  -----------
Gross profit                                            70,147       9,355
87,050       13,617

Selling, general and administrative expenses           155,884     906,696
261,588      994,508
                                                    ----------  ----------
----------  -----------
Income (loss) from operations                          (85,737)   (897,341)
(174,538)    (980,891)

Other income and (expense):
  Interest expense                                      (4,944)    (11,054)
(12,937)     (13,651)
  Other income                                              54          17
   67           66
                                                    ----------  ----------
----------  -----------
                                                        (4,890)    (11,037)
(12,870)     (13,585)

Income (loss) before income taxes                      (90,627)   (908,378)
(187,408)    (994,476)
Provision for income taxes                                   -           -
    -            -
                                                    ----------  ----------
----------  -----------

Net income (loss)                                   $  (90,627) $ (908,378) $
(187,408) $  (994,476)
                                                    ==========  ==========
==========  ===========


Basic and fully diluted earnings (loss) per share:
 Net income (loss)                                  $    (0.01) $    (0.07) $
(0.01) $    (0.08)
                                                    ==========  ==========
==========  ==========

 Weighted average shares outstanding                13,860,983  12,503,206
13,793,278  11,990,206
                                                    ==========  ==========
==========  ==========







            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                    Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                         2001          2000
                                                      ----------   -----------

Net income (loss)                                     $ (187,408)  $  (994,476)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Common stock issued for services                             -       807,500
   Depreciation and amortization                           4,998         4,187
   Interest added to loan balance                          5,650            -
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable           (63,324)      (8,120)
    (Increase) decrease in inventory                     (75,840)     (57,468)
    (Increase) decrease in prepaid expenses               38,800      (18,250)
    Increase (decrease) in accounts payable               48,705      (34,368)
    Increase (decrease) in accrued salaries              (21,868)      36,000
    Increase (decrease) in accrued expenses                5,462        8,750
                                                      ----------   ----------
       Total adjustments                                 (57,417)     738,231
  Net cash provided by                                ----------   ----------
   operating activities                                 (244,825)    (256,245)
                                                      ----------   ----------
Cash flows from investing activities:
  Purchase of fixed assets                                  (749)      (1,088)
  Net cash (used in)                                  ----------   ----------
   investing activities                                     (749)      (1,088)

Cash flows from financing activities:
   Common stock sold for cash                             77,623      230,600
   Repayment of bank loan                                 (3,255)           -
   Proceeds from notes payanle                           157,762       98,070
   Repayment of notes payable                             (2,153)     (68,885)
  Net cash (used in)                                  ----------   ----------
   financing activities                                  229,977      259,785
                                                      ----------   ----------
Increase (decrease) in cash                              (15,597)       2,452
Cash and cash equivalents,
 beginning of period                                      15,597          246
Cash and cash equivalents,                            ----------   ----------
 end of period                                        $            $    2,698
                                                      ==========   ==========


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

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FREEDOM GOLF CORPORATION
                                        (Registrant)


                                        Dated:  July 30, 2001



                                        By: s/Gaylen P. Johnson
                                           ---------------------------------
                                           Gaylen P. Johnson, President