Form 10QSB
period 2001-06-30
FREEDOM GOLF CORP/NV
filed 2001-08-15
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding as of June 30, 2001, was 13,242,021 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine months ended June 30, 2001, are attached hereto.

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

     Comparison of Results of Operations for the nine month periods ended June 30, 2001 and 2000

     Total revenues increased from $101,427 in the nine month period ended June 30, 2000, to $124,763 in 2001, an increase of $23,336 (23%). We believe that this increase was attributable to more golfers becoming aware of our products line through our increased marketing efforts and new visibility, including those professional golfers who are using our products on the Celebrity Players Tour. Costs of sales were $21,683 during the nine month period ended June 30, 2001, compared to $79,138 during the similar period in 2000, a decrease of $57,455 (72.6%). This was due primarily to the significant inventory of raw materials available to us at the beginning of the period in question, which cost was reflected in prior quarters.

     Selling, general and administrative expenses were $524,341 during the nine month period ended June 30, 2001, compared to $1,137,511 during the similar period in 2000, a decrease of

$613,170 (116.9%). This decrease was due primarily to the issuance of 800,000 shares of common stock during the nine month period ended June 30, 2000, which stock was valued at the then current market price of $1.00. With the exception of these entries, our selling, general and administrative expenses during the nine month period ended June 30, 2001 remained relatively consistent with prior periods.

Subsequent Event

     In August 2001, we executed a letter of intent with Trinity Golf, Inc., a privately held golf club manufacturer based in Tustin, California ("Trinity"), providing for us to engage in a merger with Trinity. The proposed merger is subject to various conditions, including continued due diligence by both parties, execution of a definitive agreement and obtaining shareholder approval. In the event the proposed merger is successfully consummated, the Trinity shareholders will be issued shares of our common stock equal to an 85% interest and our name will be changed to reflect this transaction. There can be no assurances that this proposed merger will be successfully consummated. If consummated, it is anticipated that we will increase our authorized capital, as well as engage in a reverse split of our issued and outstanding common stock, whereby one share of common stock will be issued for every 8 shares currently outstanding.

     Additionally, the proposed terms require that a significant portion of our outstanding debt owed to affiliates and others be converted into shares of our common stock at a conversion price of $.15 per share, the market price of our common stock when the negotiations of the proposed merger with Trinity commenced. The letter of intent establishes a maximum $150,000 in accounts payable to be assumed by Trinity at the closing. We are currently discussing this provision with our creditors.

     Trinity is currently involved in the manufacturing and sale of golf clubs. They have produced and marketed their golf clubs through the use of infomercials, which our management believes have been very successful. It is anticipated that Trinity's revenues derived from their infomercials will reach $15 million by the end of 2001.

     Upon closing of the proposed merger, Mr. Johnson will remain with our company in the capacity of executive vice president and as a director. Greg DeBenon, Trinity's current CEO, will be appointed CEO of our company. The balance of our officers and directors will resign and be replaced by Trinity's representatives. While no assurances can be provided, it is anticipated that the proposed merger will be consummated within the 30 day period following the date of this Report.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had no cash, $793 in accounts receivable, $188,872 in accounts payable and $177,602 in inventory.

     Also at June 30, 2001, we had outstanding notes payable to nonaffiliates amounting to $369,629. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. In addition, we have notes payable in the principal amount of $73,766 due to persons and entities affiliated with our company. Included in these obligations are the following:

     On December 21, 2000, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, a director of our company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $1.20 per share. On October 16, 2000, we renegotiated the terms of this loan. As a result, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs including logo head covers and is personally guaranteed by our President, Gaylen Johnson. This note was due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. Relevant thereto, a revised note was written to show an interest increase to 18% per annum and a new due date of September 15, 2001. As additional consideration, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     The second note related to this refinancing is in the amount of $10,850 which is the balance of the principal and interest amount due under the original $45,200 note. $40,000 of the original note of $45,200 was repaid to Heritage Trust in November 2000, leaving a balance due of $10,850, including $5,200 in principal plus $5,650 in interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. This note is not secured but is guaranteed by our President, Gaylen Johnson. This note was due February 15, 2001, and was revised and extended to September 15, 2001.

     The third note was issued in December 1999, when John Arney, individually, loaned us the principal amount of $20,000, which accrues interest at the rate of 10% per annum with a default interest rate of 18% per annum. This note was due January 17, 2000, and has been extended to September 15, 2001.

     At June 30, 2001, we had outstanding cash working capital advances from our President's personal line of credit with his bank amounting to $49,927. We pay interest due to the bank on the line of credit with no additional interest being paid to the President. In addition, our President, Gaylen Johnson, individually, has two personal loans to us. One note is for $5,500 dated October 29, 1998, and the other for $10,000 dated August 9, 1999. Both loans accrue interest at the rate of 10% and Mr. Johnson has agreed to extend both loans until such time as we are in a position to repay the notes. As of June 30, 2001, we also have accrued $291,261 in past due salaries due to Mr. Johnson.

     Our management has recognized that, in order to allow us to implement our business strategy discussed in our Form 10-KSB for our fiscal year ended September 30, 2000, as filed with the US Securities and Exchange Commission, it will be necessary for us to raise additional equity capital of at least $2 million in addition to the funds recently raised by us. Relevant thereto, in February 2001, we commenced a self-underwritten, "best efforts" private offering of convertible debentures, each debenture convertible into shares of our common stock at a conversion price of $.50 per share. The debentures accrue interest at the rate of 15% per annum and are due 18 months from receipt and acceptance by us of the relevant subscription. As of the date of this Report, we have raised $75,000 in this Offering, but do not expect to raise any additional funds in this Offering due to current market conditions, including the price of our common stock. We are currently exploring other available funding opportunities, but as of the date of this Report, no definitive agreement or arrangement has been reached with any person or entity, who has agreed to provide funding to us. However, in the event the proposed Trinity transaction described above does close, our need to raise additional funds to finance our operations is not expected to be as critical as this need is currently.

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

TRENDS

     Because of the difficulty we have been experiencing in raising capital, implementation of our business plan has been delayed. In spite of this difficulty, we previously anticipated that our revenues would increase beginning in February 2001, which increase we believe is reflected in the total revenue increase which we experienced during the nine month period which ended June 30, 2001. Without consideration for the proposed merger with Trinity discussed above under "Subsequent Events" and while no assurances can be so provided, we believe our revenue flow will be inconsistent through October 2001 but further anticipate that our revenues will again increase beginning in November 2001, subject to a variety of factors, including the receipt of additional equity or debt funding and as a result of our completing a 30 minute infomercial for our Freedom 345 golf club, which could begin airing in certain segments of the US as early as November 1, 2001. These factors also include our expectation that market acceptance for our concept in golf clubs will continue to grow. Our success is dependent upon our ability to finance our proposed operations, either with debt or equity.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the nine month period ended June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have been named as a defendant in several lawsuits in the normal course of our business and one judgement has been entered against us in the amount of $10,063. In the opinion of management, after consulting with legal counsel, these liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

     In addition, we are aware of one matter which may lead to litigation in the future. In May 2000, we entered into a settlement agreement and release with Boulder Marketing Agency, Inc. and J. Kevin Weinhoeft (hereinafter jointly referred to as "BMA"), whereby, in full settlement of various claims, BMA did agree to return to us 1,020,000 shares of our common stock and we agreed to issuance to BMA 70,000 shares of our common stock and payment of an aggregate of $50,000 upon receipt by us of equity or debt financing in excess of $50,000. We had previously paid $10,000 on this obligation, despite the fact that we had not concluded any financings prior to issuance of the aforesaid payment. However, despite this good faith payment, BMA has failed to deliver the relevant 1,020,000 shares back to us. All references in this Report to our issued and outstanding common shares include these 1,020,000 shares.

ITEM 2. CHANGES IN SECURITIES.

     During the three month period ended June 30, 2001, we issued an aggregate of $30,000 in convertible debentures pursuant to the private offering described in Part I, Item 2, above, to five persons. We relied upon the exemption from registration provided by Section 4/2 and/or Regulation D, each promulgated under the Securities Act of 1933, as amended, to issue these securities.

     We did not issue any additional securities during the three month period ended June 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                  JUNE 30, 2001
                                   (Unaudited)

                                      ASSETS
                                      ------                     June 30,
                                                                   2001
                                                                -----------
Current assets:
  Accounts receivable - trade                                   $       793
  Inventory                                                         177,602
                                                                -----------
      Total current assets                                          178,395

Property and equipment, at cost, net of
  accumulated depreciation of $10,124                                 7,274

Deposit                                                               2,000
Patents, net of accumulated amortization of $19,447                  80,553
                                                                -----------
                                                                $   268,222
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                           $    13,042
  Notes payable - others                                            369,629
  Notes payable - related party                                      73,766
  Accounts payable - trade                                          188,872
  Advances from officer                                              49,927
  Accrued salaries                                                  291,261
  Accrued interest - related party                                    5,632
  Accrued expenses                                                   42,734
                                                                -----------
      Total current liabilities                                   1,034,863

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,242,021 shares issued and outstanding                           13,242
 Additional paid-in capital                                       2,261,432
 Unearned services                                                 (187,500)
 Accumulated deficit                                             (2,853,815)
                                                                -----------
                                                                   (766,641)
                                                                -----------
                                                                $   268,222
                                                                ===========




            See accompanying notes to unaudited financial statements.


                            Freedom Golf Corporation
                            Statements of Operations
            Three Months and Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                           June 30,               June 30,
                                                      2001        2000        2001        2000
                                                   ----------  ----------  ----------  -----------
Sales, net                                         $   17,879  $   64,745  $  124,763  $   101,427
Cost of sales                                           1,849      56,073      21,683       79,138
                                                   ----------  ----------  ----------  -----------
Gross profit                                           16,030       8,672     103,080       22,289

Selling, general and administrative expenses          262,753     143,003     524,341    1,137,511
                                                   ----------  ----------  ----------  -----------
Income (loss) from operations                        (246,723)   (134,331)   (421,261)  (1,115,222)

Other income and (expense):
  Interest expense                                    (31,106)     (6,001)    (44,043)     (19,652)
  Other income                                              2           4          69           70
                                                   ----------  ----------  ----------  -----------
                                                      (31,104)     (5,997)    (43,974)     (19,582)

Income (loss) before income taxes                    (277,827)   (140,328)   (465,235)  (1,134,804)
Provision for income taxes                                  -           -           -            -
                                                   ----------  ----------  ----------  -----------

Net income (loss)                                  $ (277,827) $ (140,328) $ (465,235) $(1,134,804)
                                                   ==========  ==========  ==========  ===========


Basic and fully diluted earnings (loss) per share:
 Net income (loss)                                 $    (0.02) $    (0.01) $    (0.04) $     (0.09)
                                                   ==========  ==========  ==========  ===========

 Weighted average shares outstanding               13,242,021  12,643,206  13,256,611   12,207,873
                                                   ==========  ==========  ==========  ===========




            See accompanying notes to unaudited financial statements.


                            Freedom Golf Corporation
                            Statements of Cash Flows
                    Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                        2001          2000
                                                     ----------   -----------

Net income (loss)                                    $ (465,235)  $(1,134,804)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Common stock issued for services                            -       807,500
   Depreciation and amortization                          7,497         6,283
   Interest added to loan balance                         8,566             -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              972       (11,864)
    (Increase) decrease in inventory                    (74,508)      (64,992)
    (Increase) decrease in prepaid expenses              38,800       (28,250)
    Increase (decrease) in accounts payable             107,762        58,860
    Increase (decrease) in accrued salaries             (13,239)       54,000
    Increase (decrease) in accrued expenses              28,216         8,066
                                                     ----------   -----------
       Total adjustments                                104,066       829,603
                                                     ----------   -----------
  Net cash provided by
   operating activities                                (361,169)     (305,201)
                                                     ----------   -----------

Cash flows from investing activities:
  Purchase of fixed assets                                 (749)       (4,709)
                                                     ----------   -----------
  Net cash (used in)
   investing activities                                    (749)       (4,709)

Cash flows from financing activities:
   Common stock sold for cash                           117,623       230,600
   Repayment of bank loan                                (4,103)       19,546
   Proceeds from notes payable                          232,801       129,570
   Repayment of notes payable                                 -       (70,052)
                                                     ----------   -----------
  Net cash (used in)
   financing activities                                 346,321       309,664
                                                     ----------   -----------

Increase (decrease) in cash                             (15,597)         (246)
Cash and cash equivalents,
 beginning of period                                     15,597           246
                                                     ----------   -----------
Cash and cash equivalents,
 end of period                                       $        -   $         -
                                                     ==========   ===========



            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                  June 30, 2001

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

Additionally during the quarter, the Company received gross proceeds of $30,000 from the issuance of 15% Convertible Debentures.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FREEDOM GOLF CORPORATION
                                       (Registrant)

                                       Dated:  August 15, 2001


                                       By:s/ Gaylen P. Johnson
                                          ---------------------------------
                                          Gaylen P. Johnson, President