Form 10KSB
period 2001-09-30
FREEDOM GOLF CORP/NV
filed 2002-01-15
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                                Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001

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

                              7308 S. Spruce Street
                            Englewood, Colorado 80112
                                 (303) 221-0331
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                        7334 South Alton Way, Bldg. 14-A
                            Englewood, Colorado 80112
                           --------------------------
                                (Former Address)

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

                                    Yes X No
                                    ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---

Issuer's revenues for its most recent fiscal year: $148,440
                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of January 11, 2002: $1,325,792.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 11, 2002 there were 13,911,542 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Fifty Three Pages.
                 Exhibit Index is Located at Page Thirty Seven.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            FREEDOM GOLF CORPORATION

                                                                            PAGE

Facing Page
Index
PART I
Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................        10
Item 3.    Legal Proceedings.........................................        10
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................        11

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................        11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................        12
Item 7     Financial Statements......................................        15
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        30


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        30
Item 10.   Executive Compensation....................................        32
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        32
Item 12.   Certain Relationships and Related
               Transactions..........................................        33

PART IV
Item 13.   Exhibits and Reports of Form 8-K..........................        35


SIGNATURES...........................................................        36

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

     Our principal business is to design, manufacture and market high quality golf clubs, which are sold by traditional wholesale and retail marketing, for which we have designed a new marketing concept and which we expect will also be sold through the use of infomercials.

     To date, we have been unable to adequately finance our operations through sales of our common stock, convertible equity or debt securities. As a result, in August 2001, we entered into a non-binding letter of intent for the sale of Freedom to Trinity Golf, Inc., California corporation ("Trinity"). Although this non- binding letter of intent expired on October 25, 2001, we have continued discussions with Trinity and expect that, if an agreement is reached with Trinity in the future, of which there can be no assurance, the final agreement will contain terms consistent with the aforesaid letter of intent.

     Trinity develops, distributes and markets golf clubs to men and women throughout the United States. Currently, Trinity's products include fairway woods and two complete lines of irons. Trinity has derived its revenues mainly from the sale of a driver engineered to provide increased distance and enhanced accuracy marketed nationally through an infomercial campaign under the trade name "Stiletto." Trinity was incorporated on November 22, 1999 under the laws of the State of California. Trinity's principal executive offices located at 14712 Bentley Circle, Tustin, California 92780. A copy of the non-binding letter of intent between the parties is attached as Exhibit 10.5 hereto.

     The potential acquisition would be accomplished through a merger of Trinity into a newly formed subsidiary of Freedom (the "Trinity Merger" or the "Merger"). After the proposed Merger Trinity's shareholders and current option holders would own approximately 85% of the combined entity's common stock and our shareholders immediately preceding the proposed Merger would own approximately 15% of the combined entity's common stock, on a fully diluted basis.

     If the Merger is successfully consummated, of which there can be no assurance, our President and CEO, Gaylen P. Johnson will continue as an officer and director of the combined entity. Our other officers and directors will resign and will be replaced by Trinity's designees. The Merger would be subject to the terms and conditions set forth in an Agreement and Plan of Merger (the "Merger Agreement"). The consummation of this proposed Merger is subject to numerous conditions, including, among other things, finalizing and signing the Merger Agreement, satisfactory completion of due diligence by both sides and completion of an audit of Trinity's financial statements. Additionally, a majority of shareholders of each company must approve the proposed Merger. Because this transaction is subject to so many contingencies, we do not expect this transaction to close before the end of the second calendar quarter of 2002. If negotiations with respect to this transaction progress, our shareholders will receive the appropriate disclosure statement, which will attach the Merger Agreement and will set forth the terms of the Merger in detail.

     At this time, our Board of Directors believes that the proposed Merger would permit us to compete within our industry more effectively by enabling us to achieve operational efficiencies and financial savings. In particular, our Board believes that we be able to reduce costs of sales by capitalizing on the commonality of the customer base of Trinity and Freedom and the strength gained from increased common purchasing power. Additionally, our Board currently believes that we will have a greater chance of deriving sufficient net profits from sales of our existing inventory by taking advantage of Trinity's more efficient and effective distribution, marketing and selling channels.

Subsequent Event/Inventory Distribution Arrangement

     In December 2001, we delivered a majority of our inventory, consisting of all of our "Freedom 345" fairway woods, to Trinity under a distribution arrangement designed to liquidate our inventory and reduce our outstanding accounts payable. Under our arrangement with Trinity, as Trinity sells these clubs, the cash realized is used to pay down our accounts payable. In the event the proposed Trinity Merger does not close, Trinity has agreed to pay to us $50 for every club sold and to return the remaining unsold golf clubs to us, at their sole cost and expense. If the proposed Merger closes, all of the assets and liabilities of Trinity and Freedom will be assumed by the combined entity and, therefore, this distribution arrangement would have the same effect on both parties.

Our Ongoing Goals

     We have not entered into a definitive Merger Agreement with Trinity and the consummation of that transaction is uncertain. If we consummate the Trinity Merger, our business strategy and our business goals will be defined and managed by a new management team, except for Mr. Gaylen Johnson, who would remain a member of the combined entity's management. If we are unable to consummate the Merger, we intend to continue to pursue our stated business strategy, however, in order to achieve our goals we will need to investigate other alternatives that would enable us to continue operating. The following discussion assumes that we are able secure sufficient funding to continue operating.

     If we are able to continue operating, we intend to continue to pursue our following three main business objectives:

     1. Maximize profits, acquire/strengthen and maintain assets, and grow on a systematic, internally generated basis to become one of the largest marketing and distribution companies of quality golf clubs.

     2.   Create our own company-labeled golf clubs and products.

     3.   Provide our customers with the very best service possible.

     To date, we have focused on organizational efforts, including recruiting a management team qualified in all areas of business and, specifically, the golf industry, designing our business plan, obtaining a portion of the financing which we believe we will need to implement our business plan and establishing relationships with industry players or potential consumers.

Our Products

     Our principal product is the "Freedom 345" fairway wood. Our inventory of this club is currently being liquidated by Trinity pursuant to the distribution arrangement described above. We acquired all patent rights in and to the "Freedom 345," as well as Freedom's other current line of golf clubs, in addition to all marketing rights in and to such golf clubs pursuant to a July 1998 agreement with Tourshot Golf Company, Inc., located in Grass Valley, CA ("Tourshot"), under which we paid Tourshot $100,000 in cash for an assignment of Tourshot's patent rights and ownership interest in these clubs. The final payment under this Agreement was tendered in August 1998. Mr. Pat Simmons was CEO and Chairman of Tourshot. Mr. Simmons is an internationally known golf club designer, including the designer of the "Alien Wedge."

     All of our golf clubs do or will conform to the Rules of the United States Golf Association ("USGA"). We also hope to do ongoing research with Pat and Mark Simmons (formerly of Tourshot) to develop "Specialty Clubs" for marketing to all golfers, but targeting the high handicappers (13 and above), regardless of gender. According to the National Golf Foundation ("NGF"), this group comprises approximately 95% of the marketplace.

Our Marketing Strategy

     Target Market. Our products and business strategy target men, women and junior golfers with a handicap of 13 or higher. Our products and approach to the game also targets golfers with back problems and seniors. We believe this is a growing market for a variety of reasons. First, as reported by the NGF, the female golfer is quickly becoming a major force within the golf industry. Second, also according to the NGF, the junior or new golfers are also growing in percentages.

Marketing

     Traditional Retail Marketing. As stated above, our management has designed a marketing package for our prospective wholesale and retail distributors, including pro shops, high end driving ranges and others, that we believe is very unique within the golf industry. Because of the high expense of traditional marketing efforts in the golfing industry, it became very apparent that traditional marketing of selling wholesale to the various golf outlets and golf courses would be potentially disastrous to our company. We provide "demo" golf clubs to golf wholesalers and retailers for an amount less than normal cost, but sufficient to cover our cost. Thereafter, when the various wholesaler and retail outlet's prospective customer indicates an interest in acquiring either a full set of our golf clubs or an individual club, the wholesaler/retailer takes a fitting of the various components necessary to allow us to custom fit the customer. The wholesaler/ retailer can then either go directly to our website (www.freedomgolf.com) to convey this information, or alternatively, the customer is referred directly to us and we custom fit the applicable club(s). This eliminates the wholesaler/retailer's requirement to maintain significant inventory. We pay the applicable wholesaler/retailer a 30% commission on the cost of the sold merchandise within 30 days.

     Direct Response Marketing/Infomercials. In addition to the aforesaid marketing channels, we anticipate directly marketing the Freedom Golf product line to our customers through an infomercial campaign televised nationally on cable channels, such as, the Golf Channel and the Fox Sports Network.

     As of the date of this Report, we have caused to be produced numerous hours of infomercial footage in anticipation of pursuing this marketing and distribution strategy, but have not edited a final version because of a lack of working capital. In November 2000 we entered into an agreement with Mr. Harold Henning, a professional golfer on the PGA Senior Golf Tour, where he agreed to participate in the making of the infomercial. Pursuant to the terms of this agreement, we are only obligated to compensate Mr. Henning if and when our infomercial is completed and is aired. Once this occurs, Mr. Henning will receive $1.00 per club sold directly from the infomercial.

     At the current time, we do not have sufficient cash to institute a direct response marketing campaign. Most infomercials are ultimately not successful. If and when we have sufficient working capital, we recognize that we must minimize the number of unsuccessful campaigns and use our capital and any profits from successful campaigns to fund operations between successful campaigns. Unless we develop a successful campaign among our early products, we may not have enough cash from internal sources to continue operations. If that were to happen, we would need to seek additional funding, which would dilute our current shareholders and might not be available on any reasonable terms. If we cannot raise needed additional capital, we would be forced to discontinue operations.

     Product and Brand-Name Promotion. If we secure sufficient cash to fund operations, we anticipate that certain members of our management team would directly promote our products over the next several years. If funds allow, we would like our management to individually introduce Freedom's clubs to retailers, customers and the press via a program we call "the Freedom Tour." We would anticipate that the Freedom Tour would be held at destination type resorts, high-end resorts and/or semi-private country clubs, to the extent feasible. Additionally, if cost-effective, we would like to see the Freedom Tour include daily "demo days" with group and individual clinics and training.

     In addition, effective October 2000, we entered into an agreement with the Major League Baseball Player's Alumni Association, whereby we became the "Official Golf Club Manufacturer" for this Association. The Association also agreed to allow us to use their Association in promotional materials. In addition to other benefits, we also received the Association's permission to distribute our promotional materials and order forms at all 35 "Swing with the Legends" golf tournaments sponsored by the Association throughout the US, as well as to demo our golf clubs at such tournament events. As part of our obligation in this regard, we are obligated to display a minimum of $1,500 of our merchandise at these tournaments. To date, we have generated nominal but sufficient revenue from this endeavor to cover our costs. It is expected that this promotion will continue in the future, even if the Trinity Merger is successfully consummated.

     As discussed above, as of the date of this Report we have insufficient capital available to us to allow implementation of our complete business plan. We estimate that we will need to raise up to $2 million, either through debt or equity or a combination of the two, in order to reach our goals. As of the date of this Report, we do not have any definitive agreement with any investment banking firm, venture capital firm or other funding source to provide us with such funding, and there can be no assurances that we will obtain the funding necessary to allow us to implement our business plan or continue operating. If we fail to obtain necessary funding to sustain our business, our financial results will be materially and negatively impacted and our shareholders investment in Freedom will be worthless.

Employees

     As of the date of this report, we have two (2) full time employees, including our President and Chief Executive Officer, Gaylen P. Johnson and an administrator. None of our employees are members of any union. We believe that our relationship with our employees is excellent. Our successful performance depends in large part on the continued services and on the performance of Mr. Johnson. If Mr. Johnson should cease working on our behalf, our business could be materially and adversely affected. We do not have an employment agreement with Mr. Johnson and we do not maintain "key person" life insurance policies. Among other things, our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. If we fail to retain and attract the necessary personnel, our ability to execute our business plan could be materially and adversely affected.

Competition

     We compete with publicly and privately held companies engaged in the manufacturing and sales of golf clubs. There are numerous other entities engaged in this business who have greater resources, both financial and otherwise, than the resources presently available to us. Among other competitors, our two main competitors are Adams Golf and Orlimar Golf. Both of these entities market their golf clubs primarily through infomercial campaigns. According to Golf Magazine, after Adams Golf commenced its infomercial marketing, its revenues increased from approximately $2 million annually, to approximately $32 million in one year. Orlimar Golf, a marketer of a shallow-faced, multi-material golf clubs, increased its revenues from $1.5 million, to approximately $65 million.

     We hope to successfully implement our business plan and compete within our industry by, among other things, stressing customer satisfaction, quality control, prompt delivery and premier quality and performance of our products and services. Additionally, providing consistent service and support to our customers is a cornerstone of our operating plan. However, there can be no assurances that our efforts in the foregoing areas will provide us with the opportunity to successfully compete in our designated marketplace.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. As of the date of this Report, our principal place of business is located at 7308 S. Spruce Street, Englewood, Colorado 80112, which space consists of approximately 1,000 square feet of executive office space, plus approximately 1,000 square feet of warehouse/manufacturing space. This space is provided to us by Gaylen P. Johnson, our CEO, President and a director, at no charge. We moved to this location in January 2002, in order to reduce costs. Eventually, we will need to locate and lease new space for our operations. If we are unable to raise sufficient financing or pursue alternate opportunities, such as the Trinity Merger discussed herein, we may not be able to do this and we will not be able to conduct our business. If this should happen, your shares of common stock in our may be worthless.

     During the fiscal year ended September 30, 2001, our principal place of business was located at 7334 S. Alton Way, Building 14-A, Englewood, Colorado 80112. This location consisted of approximately 2,761 square feet of executive offices and manufacturing space, which was leased pursuant to a written lease providing for monthly rent of $2,070.75, plus a percentage of operating expenses, taxes, common area utility costs and our utility expenses. This lease expired in January 2002 and there is no amount outstanding due on this lease.

     Other Property. We have no other properties as of the date of this report and no agreement to acquire any other properties.

ITEM 3.  LEGAL PROCEEDINGS

     We have been named as a defendant in a lawsuit which arose in the normal course of our business. In this action, a judgment was entered against us in the amount of $10,063, which remains unpaid as of the date of this Report. In the opinion of management, after consulting with legal counsel, this liability will not have a material effect on our financial statements.

     In addition, we are aware of one matter which may lead to litigation in the future. In May 2000, we entered into a settlement agreement and release with Boulder Marketing Agency, Inc. and J. Kevin Weinhoeft (hereinafter jointly referred to as "BMA"), whereby, in full settlement of various claims, BMA agreed to return to us 1,020,000 shares of our common stock and we agreed to issue to BMA 70,000 shares of our common stock and payment of an aggregate of $50,000 upon receipt by us of equity or debt financing in excess of $50,000. We have paid $10,000 of this $50,000, despite the fact that we had not concluded any financings prior to issuance of the aforesaid payment. BMA has failed to deliver to us the share certificates representing the 1,020,000 shares. All references in this Report to our issued and outstanding common shares include these 1,020,000 shares.

     There are no other material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders for approval during the three month period ended September 30, 2001.

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

                                           Bid Price
       Quarter Ended                     High       Low
       -------------                    -------    ------

     December 31, 1999                  $1.0625    $.5625

     March 31, 2000                     $2.00      $.25
     June 30, 2000                      $0.8125    $.25
     September 30, 2000                 $0.3750    $.13
     December 31, 2000                  $0.48      $.10

     March 31, 2001                     $0.27      $.10
     June 30, 2001                      $0.21      $.08
     September 30, 2001                 $0.24      $.07
     December 31, 2001                  $0.18      $.08

     (b) Holders. There are one hundred twenty nine (129) holders of our Common Stock, not including those entities who hold their shares in "street name".

     (c) Dividends. We did not pay any dividends on our Common Stock during the two years ended September 30, 2001. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2002. See "Part II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements relating to future operations, strategies, financial results or other developments and are not based on historical information. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. If any of these uncertainties or contingencies arise, our assumptions and estimates could be false, which would likely affect actual results and could cause actual results to differ materially and adversely from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended September 30, 2001 and 2000

     Total revenues decreased slightly, from $154,368 in the fiscal year ended September 30, 2000 to $148,440 in 2001, a decrease of $5,928 (4%). This decrease was attributable to the fact that management devoted substantial amounts of its time and energy into the proposed Trinity Merger, which detracted from time which would have been spent on sales and marketing activities. Costs of sales were $24,904 in 2001, compared to $86,374 in 2000, a decrease of $61,470 (72%).
This was due primarily to our use of raw materials acquired during prior years to manufacture our golf clubs, as well as management's ability to work with vendors in generating better prices on materials used for the manufacturing of our golf clubs.

     Selling, general and administrative expenses were $697,841 in 2001, compared to $1,067,355 in 2000, a decrease of $369,514 (35%). This decrease was due primarily to a decrease of $89,216 in advertising and promotion costs, as well as a decrease of $512,345 in consulting fees. Our applicable selling, general and administrative expenses also increased across the board as a result of our status as a public company and legal and accounting costs applicable thereto, including fees associated with the proposed Trinity Merger and other related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had no cash and $179,960 in inventory.  We had no
other  material  assets,  other  than  our  intellectual   properties  described
elsewhere herein.

     Also at September 30, 2001, we had outstanding notes payable to nonaffiliates amounting to $369,004. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. In addition, we have notes payable in the principal amount of $113,766 due to persons and entities affiliated with our company. Included in these obligations are the following:

     On December 21, 1999, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, Secretary and a director of our company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $1.20 per share.

     On October 16, 2000, we renegotiated the terms of this loan. As a result, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs including logo head covers and is personally guaranteed by our President, Gaylen Johnson. This note was due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. Relevant thereto, a revised note was written to show an interest increase to 18% per annum and a new due date of September 15, 2001. As additional consideration for the renegotiated loan, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     The second note related to this refinancing is in the amount of $10,850 which is the balance of the principal and interest amount due under the original $45,200 note. $40,000 of the original note of $45,200 was repaid to Heritage Trust in November 2000, leaving a balance due of $10,850, including $5,200 in principal plus $5,650 in interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. This note is not secured but is guaranteed by our President, Gaylen Johnson. This note was due February 15, 2001, was revised and extended to September 15, 2001.

     Additionally, on December 17, 1999, Heritage Trust loaned us the principal amount of $20,000, which accrued interest at the rate of 10% per annum with a default interest rate of 18% per annum. This note was due January 17, 2000. On June 1, 2001, this loan was renegotiated and a new note issued in the principal amount of $22,916, representing the original principal amount of $20,000, plus interest to June 1, 2001 at the rate of 10% per annum. The June 1, 2001 note bears interest at the rate of 15% per annum and had a maturity date of September 15, 2001. As additional consideration for the renegotiated loan, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 152,773 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     No formal extension of the aforesaid notes has been executed as of the date of this Report. However, we have reached a verbal agreement with Mr. Arney, wherein he has agreed to extend both notes under the same terms and conditions as existed prior to the maturity date of each note until the earlier of (i) the closing of the Trinity Merger; or (ii) June 30, 2002.

     In addition, our President, Gaylen Johnson, individually, has three personal loans to us. One note is for $5,500 dated October 29, 1998, one for $10,000 dated August 9, 1999 and the third in the principal amount of $50,000, dated September 3, 2000, which Mr. Johnson obtained through his line of credit with Key Bank. Since September 3, 2000, we have repaid the interest on this loan directly to Key Bank. All of these loans accrue interest at the rate of 10% per annum and Mr. Johnson has agreed to extend these loans until such time as we are in a position to repay the notes. If we are unable to secure financing, we may not be able to continue to service the interest payment due Key Bank. As of September 30, 2001, we also have accrued $300,567 in past due salaries due to Mr. Johnson.

     In February 2001, we commenced a self-underwritten, "best efforts" private offering of convertible debentures, each debenture convertible into shares of our common stock at a conversion price of $.50 per share. The debentures accrue interest at the rate of 15% per annum and principal and accrued interest is due 18 months from receipt and acceptance by us of the relevant subscription. We raised $75,000 in this Offering. If the Trinity Merger is successfully consummated, the holders of these Debentures have agreed to convert their Debentures into shares of our common stock at a conversion price of $.15 per share, the same conversion price offered to certain of our creditors.

     If the proposed Trinity Merger is not successfully consummated, our management has recognized that, in order to allow us to implement our business strategy discussed in "Part I, Item 1, Description of Business" above, it will be necessary for us to raise additional equity capital of up to $2 million. We are currently exploring other available funding opportunities, but as of the date of this Report, no definitive agreement or arrangement has been reached with any person or entity, who has agreed to provide funding to us.

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

     Also at September 30, 2001, we had notes payable to individuals, some of whom are shareholders, amounting to $202,028. All of these notes mature one year from the date made and bear interest at from 7.25% to 15% per annum. See "Part III, Item 12, Certain Relationships and Related Party Transactions" for a more detailed description of loans made by affiliates of our Company.

TRENDS

     Because of the difficulty we have been experiencing in raising capital, implementation of our business plan has been delayed. In spite of this difficulty, we previously anticipated that our revenues would increase beginning in February 2001, which increase we believe is reflected in the total revenue increase which we experienced during the nine month period which ended June 30, 2001. We believe our revenue flow will continue to be inconsistent through 2002, we anticipate that our revenues will increase in the spring and summer of 2002, if we are able to secure adequate funding for our operations, complete and air our 30 minute infomercial for our Freedom 345 golf club, and our products are accepted by the golfing market. Each of these assumptions are subject to numerous contingencies and our actual results will likely differ from our expectations, which differences could be material.

     In addition to the above risks, we also understand that new designs and changes from traditional lines of golf clubs may meet with consumer rejection. We have planned our manufacturing capabilities based upon our forecasted demand for our products. Actual demand for such products may exceed or be less that our forecasted demand. If we are unable to produce sufficient quantities of our golf clubs in time to fulfill actual demand, such inability may limit our sales and adversely affect our financial performance.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended September 30, 2001.

ITEM 7.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Freedom Golf Corporation


We have audited the accompanying balance sheet of Freedom Golf Corporation as of September 30, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Golf Corporation as of September 30, 2001, and the results of its operations, and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has substantial deficits of stockholders' equity and working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                            James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Dillon, Colorado
December 21, 2001

                            Freedom Golf Corporation
                                  Balance Sheet
                               September 30, 2001


                           ASSETS
                           ------
                                                                       2001
                                                                   -----------
Current assets:
  Accounts receivable - trade, net of $500 bad debt reserve        $       308
  Inventory                                                            179,960
  Deposit                                                                2,000
                                                                   -----------
      Total current assets                                             182,268

Property and equipment, at cost, net of
  accumulated depreciation of $11,032                                    6,366

Patents, net of accumulated amortization of $21,115                     78,885
                                                                   -----------
                                                                   $   267,519
                                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Note payable - bank                                              $    11,312
  Notes payable - others                                               369,004
  Notes payable - related party                                        113,766
  Accounts payable - trade                                             234,364
  Advances from officer                                                 49,927
  Advances from affiliate                                               10,000
  Accrued salary - officer                                             300,567
  Accrued interest - related party                                      10,017
  Accrued interest                                                      47,757
  Accrued expenses                                                       8,750
                                                                   -----------
      Total current liabilities                                      1,155,464

Commitments and contingencies (Note 7)

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,538,906 shares issued and outstanding                              13,502
 Additional paid-in capital                                          2,366,259
 Unearned services                                                    (237,500)
 Accumulated deficit                                                (3,030,206)
                                                                   -----------
                                                                      (887,945)
                                                                   -----------
                                                                   $   267,519
                                                                   ===========


                 See accompanying notes to financial statements.

                            Freedom Golf Corporation
                            Statements of Operations
                     Years Ended September 30, 2001 and 2000

                                                      2001            2000
                                                   ----------     -----------

Sales, net                                         $  148,440     $   154,368

Cost of sales                                          24,904          86,374
                                                   ----------     -----------
Gross profit                                          123,536          67,994


Selling, general and administrative expenses          697,841       1,067,355
                                                   ----------     -----------
Income (loss) from operations                        (574,305)       (999,361)

Other income and (expense):
  Interest expense                                    (62,037)        (16,555)
  Interest expense - related party                     (5,365)         (5,365)
  Other income                                             81              85
                                                   ----------     -----------
                                                      (67,321)        (21,835)

Income (loss) before income taxes                    (641,626)     (1,021,196)

Provision for income taxes                                  -               -
                                                   ----------     -----------
Net income (loss)                                  $ (641,626)    $(1,021,196)
                                                   ==========     ===========

Basic and fully diluted earnings (loss) per share:
 Net income (loss)                                 $    (0.05)    $     (0.08)
                                                   ==========     ===========

 Weighted average shares outstanding               13,919,196      12,284,457
                                                   ==========     ===========






                 See accompanying notes to financial statements.


                            Freedom Golf Corporation
                        Statement of Stockholders' Equity
                     Years Ended September 30, 2001 and 2000

                                                Common Stock     Additional
                                                ------------       Paid-in     Unearned   Accumulated
                                             Shares     Amount     Capital     Services     Deficit       Total
                                           ----------  --------  -----------  ----------  -----------  -----------
Balance, September 30, 1999                 9,684,880  $  9,685  $ 1,278,395  $ (201,389) $(1,367,384) $  (280,693)
Common stock issued for services            1,447,326     1,447      549,366           -            -      550,813
Common stock issued for cash                  746,000       746      290,254           -            -      291,000
Common stock issued for debt conversion        55,700        56       15,444           -                    15,500
Merger with Auric Enterprises, Inc.         1,605,000     1,605       10,053                                11,658
Amortize unearned services                                                        13,889                    13,889
Net (loss) for the year                             -         -            -           -   (1,021,196)  (1,021,196)
                                           ----------  --------  -----------  ----------  -----------  -----------

Balance, September 30, 2000                13,538,906    13,539    2,143,512    (187,500)  (2,388,580)    (419,029)

Common stock issued for services              195,000       195       37,405           -            -       37,600
Common stock issued for cash                  520,001       520      105,480           -            -      106,000
Common stock issued for debt conversion        38,115        38        7,585           -                     7,623
Common stock returned and cancelled          (790,000)     (790)         790                                     -
Compensation value of options granted                                 71,487                                71,487
Increase in unearned services                                                    (50,000)                  (50,000)
Net (loss) for the year                            -          -            -           -     (641,626)    (641,626)
                                           ----------  --------  -----------  ----------  -----------  -----------

Balance, September 30, 2001               13,502,022   $ 13,502  $ 2,366,259  $ (237,500) $(3,030,206) $  (887,945)
                                          ==========   ========  ===========  ==========  ===========  ===========

                 See accompanying notes to financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                     Years Ended September 30, 2001 and 2000


                                                          2001         2000
                                                      -----------  ------------
Net income (loss)                                     $  (641,626) $ (1,021,196)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                           10,073         9,527
   Stock issued for services                               37,600       550,813
  Compensation value of stock options granted              71,487             -
   Interest added to note balance                           9,066
   Stock issued for interest                                2,623             -
   Unearned services                                            -        13,889
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              1,457        (1,019)
    (Increase) decrease in inventory                      (76,866)      (54,909)
    (Increase) decrease in prepaid expenses                38,800        (8,276)
    Increase (decrease) in accounts payable               113,254        37,139
    Increase (decrease) in accrued salaries                31,067        72,000
    Increase (decrease) in accrued expenses                46,374        14,058
                                                      -----------  ------------
       Total adjustments                                  284,935       633,222
                                                      -----------  ------------
  Net cash provided by operating activities              (356,691)     (387,974)
                                                      -----------  ------------
Cash flows from investing activities:
   Acquisition of property and equipment                     (749)       (4,709)
                                                      -----------  ------------
Net cash (used in) investing activities                      (749)       (4,709)
                                                      -----------  ------------
Cash flows from financing activities:
   Common stock sold for cash                             106,000       291,000
   Cash received for merger shares                              -        11,658
   Repayment of bank loan                                  (5,833)       (3,800)
   Officer aadvance                                             -        50,000
   Repayment of officer loans                                   -       (17,726)
   Proceeds from notes payable                            208,140        71,032
   Proceeds from notes payable - related party             40,000        75,200
   Repayment of notes payable                              (6,464)      (69,330)
                                                      -----------  ------------
  Net cash (used in)  financing activities                341,843       408,034
                                                      -----------  ------------

Increase (decrease) in cash                               (15,597)       15,351
Cash and cash equivalents, beginning of period             15,597           246
                                                      -----------  ------------
Cash and cash equivalents, end of period              $         -  $     15,597
                                                      ===========  ============

                 See accompanying notes to financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                     Years Ended September 30, 2001 and 2000

                                                          2001         2000
                                                      -----------  ------------

Supplemental cash flow information:
   Cash paid for interest                             $    11,962  $     16,612
   Cash paid for income taxes                         $        -   $          -


Non-cash financing activities:
   Loans converted into common stock                  $     5,000  $     15,500








                 See accompanying notes to financial statements.

                            Freedom Golf Corporation
                          Notes to Financial Statements
                               September 30, 2001


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

     Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended September 30, 2001.

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

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $227,582 and $173,366 for the years ended September 30, 2001 and 2000 respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instrument that potentially subjects the Company to a concentration of credit risk consists principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation
The Company measures compensation expense for its stock-based compensation plans for employees and others using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company paid stock based compensation during the years ended September 30, 2001 and 2000 as described in
Note 5.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting. As discussed in Note 10, the Company has entered merger negotiations subsequent to September 30, 2001. The Company plans to follow the requirements of SFAS 141 to account for the merger when completed.

Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended September 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for the merger discussed in Note when completed.

Management believes that the adoption of SFAS No. 142 will have no impact on the Company for the year ended September 30, 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

Management believes that the adoption of SFAS No. 144 will have no impact on the Company for the year ended September 30, 2001.

Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at September 30, 2001:

Office furniture an equipment        $  12,068
Manufacturing equipment                  5,330
                                     ---------
                                        17,398
Less accumulated depreciation          (11,032)
                                     ---------
                                     $   6,366

Depreciation charged to operations was $3,405 and $2,859 for the years ended September 30, 2001 and 2000, respectively.

Note 3.  Patents

During May 1998, the Company purchased the patent for certain of its golf club technology from an unaffiliated company whose principal owner is a recognized expert in golf club design. The Company paid $100,000 in cash for the patent and is amortizing such cost over a fifteen-year period, the remaining term of the patent. Amortization expense amounted to $6,667 the years ended September 30, 2001 and 2000.

Note 4. Notes Payable - Others

The Company has notes payable to individuals amounting to $369,004 at September 30, 2001. The notes are all due within one year and bear interest at from 7.25% to 15%. The certain of the notes may be converted into common stock of the Company at $.15 per share in connection with the merger plan discussed in Note
11. During the years ended September 30, 2001 and 2000, the Company received gross proceeds from new notes of $208,140 and $71,032 respectively and made cash repayments of $6,464 and $69,330 respectively. During the years ended September 30, 2001 and 2000, $5,500 and $27,500 of the notes were converted into common stock of the Company.

Note 5. Stockholders' Equity

During the year ended September 30, 2001, the Company sold an aggregate of 520,001 shares of its common stock for gross proceeds of $106,000. The shares were sold to individuals at prices ranging from $.15 to $.25. The prices were equivalent to quoted market prices for the Company's common stock. Additionally, during the year ended September 30, 2001, the Company issued an aggregate of 195,000 shares of its common stock to certain individuals for services provided to the Company. The shares were valued at fair value based upon quoted market prices at the dates the share issuances were approved by the Company's board of directors. Also during the 2001 fiscal year, 38,115 shares of common stock were issued for the conversion of $7,623 of outstanding debt and accrued interest. The conversion was made at $.20 per share based upon the quoted market price for the stock at the conversion date.

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

Certain of the shares issued for services in 1999 were for services not yet completed by the shareholder pursuant to a consulting contract. Services charged to expense during the year amounted to $48,611 and the unearned services under the contract amounted to $201,389 at September 30, 1999 and are classified as a reduction of stockholders' equity. During the year ended September 30, 2000, the contract was terminated by the parties and the consultant has agreed to return 1,020,000 shares to the Company.

The value of the shares to be returned was $237,500 including a $50,000 contract cancellation fee. This amount has been included in the financial statements as unearned services at September 30, 2001 and will be recorded as treasury stock when the shares are returned. During the year ended September 30, 2001, $10,000 of the contract cancellation fee was paid to the consultant and the balance has been included in accounts payable.

The Company has an aggregate of 1,089,900 options to purchase common stock at between $.10 and $.50 per share, or an average of $.145 per share at September 30, 2001. No options were exercised or cancelled during the year ended September 30, 2001. During the year ended September 30, 2001, 864,400 options to purchase common stock at between $.10 and $.15 per share, or an average of $.13 per share. The Company recorded an aggregate of $71,847 of expense during the year ended September 30, 2001 for stock options that had exercise prices that were less than the trading value of the underlying stock on the grant date.

The weighted average fair value at the date of grant for options granted during 2001 as described above was $.10 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                               2001
                              ------
Market value                  $1.00
Expected life in years        1 - 3
Interest rate                  10.0%
Volatility                       20%
Dividend yield                 0.00%

Stock based compensation costs would have increased pretax losses by $19,667 ($.00 per share) if the fair value of the options granted during the year ended September 30, 2001 had been recognized as compensation expense.

During the year ended September 30, 1999, Auric sold an aggregate of 220,000 equity investment units in a private securities offering. The units consisted of two shares Common Stock, one class A warrant exercisable at $.50 for a period of three years from the close of the offering, one class B warrant exercisable at $.75 for a period of three years from the close of the offering, and four class C warrants exercisable at $4.00 for a period of five years from the close of the offering. All warrants are callable for $.01 with 30 days notice. None of the warrants have been exercised. All class A and class B warrants expired during December 2001.

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

The Company has not provided for income taxes during the years ended September 30, 2001 and 2000 as a result of operating losses. The Company has a net operating loss carryforward at September 30, 2001 of approximately $3,030,000, which will expire in the year 2017 ($231,000), 2018 ($440,000), 2019 ($697,000),
2020 ($1,021,000) and 2021 ($641,000). The Company has fully reserved the deferred tax asset (approximately $1,030,000), that would arise from the loss carryforward since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The reserve increased by approximately $218,000 during the year ended September 30, 2001.

Note 7. Commitments and contingencies

Operating leases:
The Company leases its office facilities under an operating lease through January 14, 2002. Minimum future rentals payable under the lease is as follows:


                                   Year                          Amount
                                   2002                          $2,071

Rent expense amounted to $39,092 and $35,611 for the years ended September 30, 2001 and 2000, respectively.

Note 8.  Related Party Transactions

At September 30, 1997, the Company had outstanding cash working capital advances from its president amounting to $28,094. During the years ended September 30, 2000, 1999 and 1998, the Company made repayments against the advances of $17,726, $9,787 and $6,154, respectively. Additionally the officer advanced $5,500 and $50,000 in cash to the Company during the years ended September 30, 1999 and 2000, respectively. The 1999 advance is non-interest bearing and is expected to be repaid currently. The 2000 advance was made from proceeds of a bank loan made by the officer. The Company makes monthly interest payments to the bank in behalf of the officer.

The Company has notes payable to a director and an entity controlled by the director amounting to $113,766 at September 30, 2001. The notes are due within one year and bear interest at 15% per annum. During the years ended September 30, 2001 and 2000, the Company received gross proceeds from new notes payable to the entity or the director of $40,000 and $65,200 respectively. During the year ended September 30, 2000 a previously issued note of $10,000 was converted into 40,000 shares of common stock of the Company. On October 16, 2000, the loan was refinanced whereby a stock conversion feature of the notes was removed, interest accrued of $5,650 was added to the note principal and the lender was granted a security interest in a portion of the Company's inventory. The lender was also granted an option to purchase an aggregate of 339,000 shares of the Company's common stock at an exercise price of $.15 per share.

A portion of the refinanced notes ($10,850) has been guaranteed by the Company's president.

Note 9. Statement of Operations Information

Selling, general and administrative expenses for the years ended September 30, 2001 and 2000 consisted of the following:

                                                     2001            2000
         Advertising and promotion               $  262,582      $  173,366
         Depreciation and amortization               10,072           9,527
         Dues and subscriptions                       6,066           8,089
         Insurance                                   13,100           7,498
         Salaries and wages                         163,833         157,290
         Consulting fees                             87,203         599,548
         Legal fees                                  61,961          15,063
         Rent expense                                39,092          35,611
         Travel and entertainment                    10,171          20,981
         Other costs and expenses                    43,751          40,382
                                                 ----------      ----------
                                                 $  697,841      $1,067,355

Note 10. Basis of Presentation

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended September 30, 2001 and 2000 aggregating $641,626 and $1,021,196, respectively and the Company has a working capital deficit of $973,196 and a deficit of stockholders' equity of $887,945 at September 30, 2001. There can be no assurance that profitable operations will be attained that would reverse the negative earnings trend that has produced the deficit balances.

Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing, the ability of management to restructure its liabilities either by repayment at less than face value or by conversion to equity and the Company's ability to locate and merge with a profitable business operation. Management has entered into merger negotiations as described below and is attempting to restructure its liabilities.

Note 11. Merger Plans

During August 2001, the Company entered into a non-binding letter of intent whereby a maximum 85% ownership interest in the Company will be acquired by the shareholders of Trinity Golf, Inc. (Trinity), a California corporation (assuming exercise of all Trinity options and warrants). Trinity manufactures and sells golf clubs principally to end users through televised infomercials.

The merger is expected to be accounted for as a purchase of the Company by Trinity, however it is expected that the Company will have parent status and maintain the public market for its common stock. Substantially all holders of notes issued by the Company have indicated to the Company their interest in converting their outstanding debt to common equity if the merger is completed.

The merger plan provides for a 1 share for 8 share reverse stock split upon completion.

Trinity has made $10,000 of working capital advances to the Company as of September 30, 2001 and has made additional advances and paid certain liabilities of the Company thereafter. During December 2001, the Company transferred a portion of its inventory to Trinity and Trinity has assumed the responsibility for the sale of such inventory.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------------     ---          ------------------------

Gaylen P. ("John")         52           Chief Executive Officer,
Johnson                                 President, Director

John F. Arney              55           Secretary, Director

Michael S. Gilburd         57           Director

Gary Carter                47           Director

Danny D. Grigsby           54           Director

     All our directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

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

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended September 30, 2001, we believe that all required reports were filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

         The following table reflects all forms of compensation for services to us for the fiscal years ended September 30, 2001 and 2000 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                              ------------------------------

                      Annual Compensation            Awards          Payouts
                                                        Securities
                                      Other                Under-               All
                                      Annual  Restricted   lying               Other
Name and                              Compen-    Stock    Options/    LTIP     Compen-
Principal            Salary    Bonus  sation    Award(s)    SARs     Payouts   sation
Position     Year      ($)      ($)    ($)        ($)       (#)        ($)       ($)
----------   ----  ----------  -----  ------  ----------  ---------  --------  -------
Gaylen P.
Johnson, CEO
President &
Director     2000  $72,000(1)  $   0  $    0  $        0      0     $      0  $    0
             2001  $72,000(1)  $   0  $    0  $        0      0     $      0  $    0
-------------------------

     (1) None of the salary due Mr. Johnson has been paid, but it has been accrued. It is anticipated that Mr. Johnson will begin receiving his salary once our revenues increase to a point where the payment of such salary will not have a significant negative impact on our financial condition.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during the fiscal year ended September 30, 2001.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf, on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 2001.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and             Amount and
                   Address of             Nature of
 Title             Beneficial            Beneficial     Percent of
of Class             Owner                Ownership    Class (1)(2)
--------  ----------------------------  -------------  ------------

Common    Gaylen P. Johnson             4,340,200          30.3%
          7308 S. Spruce St.
          Englewood, CO 80112

Common    John F. Arney                   991,166 (2)       6.9%
          3367 E. Geddes Dr.
          Littleton, CO 80122

Common    Gary Carter                      95,000           1.0%
          15 Huntly Drive
          Palm Beach Gardens, FL 33418

Common    Danny D. Grigsby                 46,000            *
          2980 E. 135th Lane
          Thornton, CO 80241

Common    Michael Gilburd                  20,000            *
          4836 E. Orchid La.
          Paradise Valley, AZ 85253

Common    All Officers and              5,492,366 (2)      38.3%
          Directors as a
          Group (5 persons)
---------------------
* Less than 1%

(1) Includes 1,020,000 shares which are contractually obligated to be returned to us, but have not been so returned as of the date of this Report. See "Part I, Item 3, Legal Proceedings."

(2) Includes an aggregate of 419,440 shares of our common subject to an option, exercisable at $.15 per share through December 3, 2003, which options are held by a pension plan to which Mr. Arney is both trustee and beneficiary.

     All of the persons listed on the above table are currently officers and/or directors of our company. The balance of our outstanding Common Shares are held by 129 persons, not including those persons who hold their shares in "street name".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At September 30, 1997, we had outstanding cash working capital advances from our President amounting to $28,094. During the years ended September 30, 2000, 1999 and 1998, we made repayments against the advances of $17,726, $9,787 and $6,154, respectively.

Additionally, our President advanced $5,500 and $50,000 in cash to us during the years ended September 30, 199 and 2000, respectively. The 1999 advance is non-interest bearing and is expected to be repaid currently. The 2000 advance was made from proceeds of a bank loan made to our President. We make monthly interest payments to the bank on behalf of our President.

     On December 21, 1999, Heritage Real Estate Development Corp. Defined Benefit Pension Plan and Trust (the "Heritage Trust") loaned us the principal sum of $45,200. The Heritage Trust is a pension plan to which John Arney, Secretary and a director of our company, is trustee and beneficiary. This loan accrued interest at the rate of 15% per annum and was due December 21, 2000. The applicable loan provided for a conversion feature, wherein the loan was convertible into shares of our common stock at a conversion price of $1.20 per share.

     On October 16, 2000, we renegotiated the terms of this loan. As a result, the Heritage Trust currently holds two separate notes. One note is in the principal amount of $40,000, which is secured by 25 complete regulation sets of graphite Freedom golf clubs including logo head covers and is personally guaranteed by our President, Gaylen Johnson. This note was due March 6, 2001 and accrues interest at the rate of 15% per annum, except in the event of a default, when the interest rate increases to 18% per annum. Relevant thereto, a revised note was written to show an interest increase to 18% per annum and a new due date of September 15, 2001. As additional consideration for the renegotiated loan, during the period ended December 31, 2000, we issued a stock option in favor of Heritage Trust whereby it has the option to purchase 266,667 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     The second note related to this refinancing is in the amount of $10,850 which is the balance of the principal and interest amount due under the original $45,200 note. $40,000 of the original note of $45,200 was repaid to Heritage Trust in November 2000, leaving a balance due of $10,850, including $5,200 in principal plus $5,650 in interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. This note is not secured but is guaranteed by our President, Gaylen Johnson. This note was due February 15, 2001, was revised and extended to September 15, 2001.

     Additionally, on December 17, 1999, Heritage Trust loaned us the principal amount of $20,000, which accrued interest at the rate of 10% per annum with a default interest rate of 18% per annum. This note was due January 17, 2000. On June 1, 2001, this loan was renegotiated and a new note issued in the principal amount of $22,916, representing the original principal amount of $20,000, plus interest to June 1, 2001 at the rate of 10% per annum. The June 1, 2001 note bears interest at the rate of 15% per annum and had a maturity date of September 15, 2001. As additional consideration for the renegotiated loan, during the period ended December 31, 2000, we issued a stock option in favor of Heritage

Trust whereby it has the option to purchase 152,773 shares of our common stock at an exercise price of $.15 per share through December 3, 2003.

     No formal extension of the aforesaid notes has been executed as of the date of this Report. However, we have reached a verbal agreement with Mr. Arney, wherein he has agreed to extend both notes under the same terms and conditions as existed prior to the maturity date of each note until the earlier of (i) the closing of the Trinity Merger; or (ii) June 30, 2002.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1*   Articles of Incorporation

      3.2*   Bylaws

      3.3** Articles of Merger between Auric Enterprises, Ltd, and Freedom Golf Corp., a Colorado corporation

      4.1*   Sample Common Stock Certificate

      10.4***Agreement and Plan of Reorganization between the Company and Auric Enterprises, Inc. dated November 15, 1999.

      10.5   Letter of Intent between Freedom Golf Corp. and Trinity
Golf Corp.
-----------------------
* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on April 9, 1999, and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB for the fiscal year ended September 30, 2000, filed on January 19, 2001, and is incorporated by reference herein.

*** Filed with the SEC as an Exhibit to Form 8-K, filed on or about January 26, 2000, and incorporated by reference herein.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2002.

                                       FREEDOM GOLF CORPORATION
                                       (Registrant)


                                       By:s/Gaylen P. Johnson
                                          -------------------------------
                                          Gaylen P. Johnson, Chief
                                          Executive Officer & President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2002.



s/ Gaylen P. Johnson
------------------------------
Gaylen P. Johnson, Director


------------------------------
John F. Arney, Director


------------------------------
Michael S. Gilburd, Director


s/ Gary Carter
------------------------------
Gary Carter, Director


s/ Danny D. Grigsby
------------------------------
Danny D. Grigsby, Director

                            FREEDOM GOLF CORPORATION

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

EXHIBITS                                                                Page No.

  EX-10.5  Letter of Intent Between Freedom Golf
           Corp. and Trinity Golf Corp.                                    38

EXHIBIT 10.5
------------

                                  TRINITY GOLF


                                  July 25, 2001


Mr. John Johnson
President and CEO
Freedom Golf Corporation
7334 South Alton Way
Building 14, Suite A
Englewood, CO 80112

Dear John:

     The purpose of this Letter of Intent (this "LOI") is to set forth certain understandings and agreements between Trinity Golf, Inc., a California corporation ("Buyer"), and Freedom Golf Corporation, a Nevada corporation (the "Company"), with respect to the potential transactions set forth on Exhibit A attached hereto under the terms and subject to the conditions set forth thereon and below.

     Upon execution of this LOI by the Company, the paragraphs set forth below will constitute the legally binding and enforceable agreement of Buyer and the Company, in recognition of the significant costs to be borne by Buyer and the Company in pursuing the transaction and further as consideration for their mutual undertakings as to the matters described herein. The terms in Exhibit A will not be binding on either party unless and until definitive agreements between the parties incorporating those terms have been executed and become effective. The terms contained in Exhibit A are not intended to create rights in favor of the parties with respect to the transaction and are subject to change based on the results of due diligence. The obligations of the parties to consummate any transaction will be subject in all respects to the negotiation, execution and delivery of definitive agreements approved by the respective boards of directors of the Company and Buyer and the satisfaction of conditions contained in Exhibit A together with all other conditions negotiated by the parties. Negotiations regarding Exhibit A may be terminated by either party at any time.

     1. Negotiation of Definitive Agreements. Buyer and the Company will act in good faith to negotiate definitive agreements containing the terms of Exhibit A. If such definitive agreements are not negotiated and executed on or before August 25, 2001 (the "Termination Date"), the obligation to negotiate terminates, unless such date is extended by the mutual written consent of both parties.

     2. Due Diligence Investigation and Confidentiality.

     (a) The Company will afford Buyer and its agents reasonable opportunity and access during normal business hours to inspect, investigate and review the assets, liabilities, finances, contracts, technology and ownership of proprietary rights, operations and business of the Company. Buyer will conduct this inspection, investigation and review in a reasonable manner during regular business hours and will initiate its due diligence immediately.

               14712 Bentley Circle Tustin, CA 92780 888.414.434
                      Fax: 714.505.5515 www.trinitygolf.com

Mr. John Johnson
President and CEO
Freedom Golf Corporation
July 25, 2001
Page 2

     (b) Each party hereto will use all information concerning the other party hereto furnished by or on behalf of such party hereunder (collectively, the
"Confidential Information") solely for the purpose of evaluating the transactions contemplated hereby. The Confidential Information will be kept confidential by the parties hereto and their agents unless required to be disclosed by law, disclosed pursuant to the other party's written consent or otherwise becomes non-confidential as described in subparagraph 2(c) below. If the transactions are not consummated, each party hereto will return to the other party hereto all Confidential Information as may be requested by such other party. The provisions of the last three sentences of this paragraph will survive termination of this LOI.

     (c) The term "Confidential Information" will not be deemed to include information that (i) now is, or hereafter becomes, through no act or failure to act on the part of the receiving party, generally known or available; (ii) is known by the receiving party at the time of receiving such information, as evidenced by the receiving party's records; (iii) hereafter is furnished to the receiving party by a third party, as a matter of right and without restriction on disclosure; (iv) is developed independently by the receiving party without any breach of this LOI; or (v) is the subject of a written permission to disclose provided by the disclosing party.

     3. Disclosure. Before the consummation of the transactions contemplated by this LOI, except as required by law and based on the advice of legal counsel, and except for a general description of a potential transaction on a no-names basis in the Company's securities filings (but only as may be required by applicable securities laws), neither Buyer nor the Company will disclose to any third party, other than agents of Buyer or the Company on a need-to-know basis who agree to be bound by the terms of this provision, information regarding the matters contemplated by this LOI. The parties agree to consult with each other and to agree to the language of any press release announcing a transaction or potential transaction between them.

     4. Exclusive Dealing. The Company will not, directly or indirectly, offer or solicit, initiate or encourage submission of inquiries, proposals or offers relating to its assets or securities or any part of its assets or securities for sale, or enter into negotiations for the disposition of its assets or securities or any part of its assets or securities, with any person other than Buyer until the Termination Date. This date will be extended automatically for ten (10) business days in the event that the parties are continuing in good faith to negotiate definitive agreements as of the Termination Date. The Company represents and warrants that no such proposals or offers are in existence as of the date hereof and that no commitments or arrangements exist with third parties that would prevent the Company from negotiating or entering into definitive agreements with Buyer pursuant to the terms of this LOI. The Company will notify Buyer in writing within two days of its receipt of any offer or proposal to purchase any of its assets or securities, identifying the potential buyer and the proposed purchase price and other material terms.

Mr. John Johnson
President and CEO
Freedom Golf Corporation
July 25, 2001
Page 3

     5. Costs. Each of Buyer and the Company, respectively, will be solely responsible for and bear all of its own respective expenses, including, without limitation, expenses of legal counsel, accountants, finders, brokers or investment bankers and all other advisors (if any), incurred at any time in connection with this LOI.

     6. Counterparts. This LOI may be executed in separate counterparts, each of which is deemed to be an original, and all of which taken together constitute one and the same instrument.

     Please sign and date the enclosed copy of this LOI to confirm the mutual understandings and agreements as set forth in this LOI and return it to the undersigned.

                                    Sincerely,

                                    TRINITY GOLF, INC.,
                                    a California corporation

                                    By:  s/G. S. DeBenon
                                       ---------------------------------------
                                    Title:     President
                                          ------------------------------------
Acknowledged and agreed to:

FREEDOM GOLF CORPORATION,
a Nevada corporation


By:  s/Gaylen P. Johnson
   --------------------------------

Title:   President
      -----------------------------

                                    EXHIBIT A

                                Summary of Terms

     The terms in Exhibit A will not be binding on either party unless and until definitive agreements between the parties incorporating these terms have been executed and become effective. The terms contained herein are not intended to create rights in favor of the parties with respect to the transactions contemplated by such terms and are subject to change based on the results of due diligence. The obligations of the parties to consummate any transaction will be subject in all respects to the negotiation, execution and delivery of definitive agreements approved by the respective boards of directors of the Company and Buyer and the satisfaction of conditions contained in this Exhibit A.

     Pursuant to the terms of a Letter of Intent, dated as of July 25, 2001, Buyer and the Company have agreed, subject to certain exceptions, to keep the existence and terms of this transaction strictly confidential until public disclosure as provided in Section VI below.


I.    Parties                     Freedom Golf Corporation, a Nevada corporation
                                  (the "Company"),  and  Trinity Golf,  Inc.,  a
                                  California corporation  ("Buyer").

II.   Form of the Transaction     Reverse  acquisition  (the  "Acquisition")  by
                                  means  of  reverse   triangular   merger  (the
                                  "Merger"),  pursuant  to  which  Trinity  Golf
                                  Acquisition Corp.,  a  California  corporation
                                  and wholly-owned  subsidiary of  the  Company,
                                  will be  merged  with  and  into  Buyer, Buyer
                                  will be the  surviving corporation,  and Buyer
                                  will become a wholly-owned subsidiary  of  the
                                  Company.  As  a  result of the Acquisition, in
                                  connection therewith and  as  of  th e closing
                                  thereof    (the    "Closing"),   the   current
                                  stockholders of the  Company  will own fifteen
                                  percent (15%) of the  then-outstanding  shares
                                  of  common  stock  of  the  Company  ("Company
                                  Common Stock"),  on a fully-diluted basis, and
                                  the  current  shareholders  of  Buyer will own
                                  eighty-five   percent   (85%)  of  the   then-
                                  outstanding shares of  Company  Common  Stock,
                                  on   a   fully-diluted   basis.    Immediately
                                  preceding the Closing, the Company  will  duly
                                  amend   its   Articles   of   Incorporation to
                                  increase the authorized Company Common Stock to 100,000,000 shares and to effect a 1 for 8 reverse stock split of all shares of Company
                                  Common Stock outstanding immediately before the Closing (the "Pre-Closing Reverse Stock
                                  Split") by filing a Certificate of Amendment with the

                                   Nevada Secretary of State (the "Certificate of Amendment"). The Merger Agreement will provide that the filing of the Certificate of Amendment, and the Pre-Closing Reverse Stock Split, will be effected when all conditions to Closing (other than the filing of Articles of Merger with the Nevada Secretary of State) have been satisfied or waived in accordance with the terms of the Merger Agreement. The Merger Agreement also will provide that the filing of Articles of Merger with the Nevada Secretary of State will be effected as soon as reasonably practicable after the filing of the Certificate of Amendment, as permitted by the Nevada Secretary of State. The Merger Agreement will provide that the surviving corporation will not effect a reverse stock split in the 12 months immediately following the Closing. In connection with the Acquisition, at the Closing, the Company will assume (the "Assumption") all options and warrants to purchase equity securities of Buyer outstanding immediately before the Closing, subject to the same exchange ratio computed on an as-converted, as-exercised Company Common Stock equivalent basis as of the Closing (the "Exchange Ratio"). The Merger is intended to qualify as a tax-free reorganization. The Acquisition will be accounted for under the purchase method of accounting.

III.  Aggregate Consideration      Consideration for the Acquisition  to be paid
                                   by  the  Company  will include  [NUMBER TO BE
                                   DETERMINED] shares  of Company  Common  Stock
                                   and   the   Assumption   (collectively,   the
                                   "Aggregate  Consideration").   The  Aggregate
                                   Consideration will be equitably  adjusted for
                                   any    stock    split,     stock    dividend,
                                   recapitalization   or   similar   transaction
                                   involving Company Common Stock before the Closing.

                                   The Aggregate Consideration includes shares of Company Common Stock to be issued in exchange for all shares of Buyer capital stock ("Buyer Capital Stock") outstanding immediately before the Closing (other than shares of Buyer Capital Stock with respect to which dissenters' rights have been exercised and perfected under California law). Fractional shares of Company Common Stock resulting from the exchange will be paid by the surviving corporation in cash. All options and warrants to purchase Company Common Stock outstanding before the Closing will remain outstanding as of the Closing unless exercised pursuant to their terms before the Closing. The Company's management will use best efforts to ensure that the Company's currently outstanding convertible debentures will be converted into Company Common Stock pursuant to their terms or better terms for the holders thereof, as may be negotiated, including, without limitation, a reduced conversion price. In the event that such convertible debentures are not so converted, Buyer will have the absolute right to terminate this LOI and the Merger Agreement, without penalty or liability.

                                   The current affiliates of Buyer and the current affiliates of the Company will execute and deliver to the Company at the Closing lock-up agreements with customary terms, pursuant to which each of them will agree not to sell or otherwise transfer (except to certain specified permitted transferees, subject to certain conditions) any shares of Company Common Stock held by them as of the Closing for a period of 12 months following the Closing.

                                   Shares of Company Common Stock issued in connection with the Merger (the "Merger Shares") and upon exercise of assumed stock options and warrants will be subject to all applicable state and federal securities laws. The Merger Shares will be issued as a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D Rule 506 or under Section 3(a)(10) of the Securities Act or any other available exemption. The resale of the Merger Shares so issued under Section 4(2) and/or Regulation D Rule 506 or any other available exemption that provides for the Merger Shares to be "restricted securities" under the Securities Act to persons who currently are not affiliates of

                                    Buyer  will  be  registered  on an available
                                    Registration  Statement under the Securities
                                    Act (currently contemplated to be Form SB-2)
                                    to  be  filed  within thirty (30) days after
                                    the  Closing  and to be effective as soon as
                                    reasonably   practicable   thereafter.   The
                                    Company will ensure  that such  Registration
                                    Statement will remain effective for not less than 180 days.

IV. Treatment of Outstanding Each of the options and warrants to purchase Company Stock Options in Buyer Capital Stock outstanding at the
      the Acquisition               Closing will become exercisable for a number
                                    of shares of  Company  Common Stock based on
                                    the Exchange Ratio and otherwise on the same
                                    terms   and   conditions  as  those  of  the
                                    original Buyer options and warrants  (except
                                    that the exercise prices of such options and
                                    warrants will be equitably adjusted based on
                                    the Exchange Ratio). It is expected that the
                                    vesting  schedules  of   all   options   and
                                    warrants  to  purchase  Company Common Stock
                                    held  by  employees and consultants of Buyer
                                    will  remain  unchanged,  except  that   any
                                    acceleration of vesting that otherwise might
                                    occur upon or as a result of the Acquisition
                                    will be alleviated  through  modification of
                                    the  affected  employee  agreements   before
                                    execution of the definitive  agreements.  As
                                    soon as practicable after the  Closing,  the
                                    Company  will  file a Form S-8 with the SEC,
                                    pursuant to which Buyer's stock  option plan
                                    assumed  by  the  Company  pursuant  to  the
                                    Merger  and all options to purchase  Company
                                    Common   Stock  as   of   the   Closing  and
                                    thereafter as a result of such assumption will be registered with the SEC.

V.    Timing of Execution of the    1. Each of Buyer and the Company  to confirm
      Merger Agreement                 its  satisfaction with the results of its
                                       legal, business,  financial,   technical,
                                       market,   customer    and    intellectual
                                       property   due   diligence   as  soon  as
                                       practicable and in any event by the later
                                       of  four  weeks  after  the  date of this
                                       Summary  of  Terms  or  fifteen (15) days
                                       after  Buyer's  receipt  of  all material
                                       due diligence materials  from the Company
                                       and  after  the  Company's receipt of all
                                       material  due  diligence  materials  from
                                       Buyer, respectively.  Buyer may terminate
                                       the
                                       transaction  and  decline  to  enter into
                                       definitive   agreements  if  Buyer is not
                                       satisfied  with  the  results  of its due
                                       diligence investigation  in its sole  and
                                       absolute   discretion.  The  Company  may
                                       terminate the transaction  and decline to
                                       enter into definitive  agreements  if the
                                       Company  is   not  satisfied   with   the
                                       results    of    its    due     diligence
                                       investigation in its sole and absolute discretion.

                                    2. Definitive   agreements   and  forms   of
                                       principal  closing   documents   to    be
                                       negotiated in parallel with  Buyer's  and
                                       the  Company's  due  diligence  and to be
                                       completed    as    soon   as   reasonably
                                       practicable and in any event by the later
                                       of forty  five (45)  days  after the date
                                       of this Summary  of Terms or thirty  (30)
                                       days   after   Buyer's  receipt  of   all
                                       material due diligence materials from the
                                       Company and the Company's  receipt of all
                                       material  due  diligence  materials  from
                                       Buyer,   respectively.   The   definitive
                                       agreement and plan of merger (the "Merger
                                       Agreement")    will    contain    Company
                                       representations,  warranties,   covenants
                                       and indemnities,  as well as  pre-closing
                                       restrictions  on the Company's  operation
                                       of its  business.   The Merger  Agreement
                                       will  contain   certain  customary  buyer
                                       representations and warranties of Buyer.

                                    3. Concurrently with or before the execution
                                       of the Merger Agreement,  holders  of the
                                       requisite majorities  of  shares  of each
                                       class of the Company's capital stock will
                                       enter into  voting or support  agreements
                                       in  which  they agree to vote in favor of
                                       the  Merger,  unless  Company stockholder
                                       approval   of   the  transaction  is  not
                                       required by applicable  law or otherwise.

 VI.  Announcement of the           The transaction will be  publicly  announced
      Transaction and Other         at  a  time  mutually agreed by the parties.
      Public Disclosure             It is understood that the Company intends to
                                    file a Form 8-K with the SEC, disclosing the Company's and Buyer's execution of the LOI, as may be legally required upon execution of the

                                    LOI.  Such Form 8-K will be  subject  to the
                                    review and approval of Buyer's legal counsel
                                    and will contain  standard disclaimers as to
                                    the non-binding nature  of the  LOI  and the
                                    transactions   contemplated   thereby.   The
                                    parties will agree on the text  of  a  joint
                                    press  release to announce the  transaction.
                                    Pursuant to the terms of  the LOI, Buyer and
                                    the Company have agreed,  subject to certain
                                    exceptions,  to keep the existence and terms
                                    of  the  transaction  strictly  confidential
                                    except for  limited  public  disclosure  as
                                    provided above.  If the Merger Agreement  is
                                    not  executed for any  reason,  the  parties
                                    will  keep the   existence  and terms of the
                                    proposed transaction strictly confidential, subject to any obligation of Buyer or the Company under law (or the rules of the OTC Bulletin Board).

VII.  Covenants                     The Merger  Agreement  will    include   the
                                    following principal covenants  (in  addition
                                    to   usual   and   customary    terms    and
                                    conditions):

                                    1. As   of  the  Closing,  the name  of  the
                                       Company will be changed to Trinity Golf, Inc.

                                    2. Between  the date of the Merger Agreement
                                       and  the  Closing, the Company will issue
                                       no  additional  shares  of  Preferred  or
                                       Common   Stock,   no   additional   stock
                                       options, warrants or other derivative securities, no other equity securities and no debt or convertible securities, other than shares issued pursuant to the exercise of stock options issued and outstanding on the date hereof and shares issued in satisfaction of Company debts as permitted by Section VIII(10) below.

                                    3. Between  the date hereof and the Closing,
                                       the Company  will continue to operate its
                                       business    in    the   ordinary   course
                                       consistent  with  past  practice,  and in
                                       accordance  with  its operating plan, and
                                       any   material   deviation  therefrom  or
                                       modification  to  the operating plan will
                                       be  approved  in  advance  by Buyer.  The
                                       Company  will  use  its  best  efforts to
                                       preserve   its   business    organization
                                       intact, to retain the services of its present employees and to preserve the

                                      A-6
                                                                              46
                                       goodwill of its customers and suppliers.

                                    4. Between the date hereof and the  Closing,
                                       the Company will not  dispose  of  any of
                                       its   assets   or   license  or  transfer
                                       ownership of any of its intellectual property outside of the ordinary course without the prior written consent of Buyer.

                                    5. As  of  the  Closing,  the  Company  will
                                       maintain an office in Denver, Colorado for a period not to exceed eighteen (18) months. The aggregate monthly cost for such office space and all operations conducted there will not exceed Fifteen Thousand Dollars ($15,000) per month (the "Aggregate Monthly Cost"). The Aggregate Monthly Cost includes salaries and all other compensation paid or to be paid monthly by the Company to Gaylen Johnson and Chris Johnson.

                                    6. The   Merger   Agreement   will   contain
                                       representations and warranties concerning
                                       the Company's exclusive right,  title and
                                       interest  in  and  to  the  "Freedom 345"
                                       wood.   The Merger Agreement will contain
                                       an   express   condition    to    Buyer's
                                       obligation  to  close  the Merger and the
                                       transactions  contemplated  by the Merger
                                       Agreement that Buyer must be satisfied in
                                       its sole and absolute  discretion  as  to
                                       the Company's exclusive right, title  and
                                       interest  in  and  to  the  "Freedom 345"
                                       wood. The post-Closing Board of Directors
                                       of the Company (the "Post-Closing Board")
                                       will  consist  of  five  (5)   authorized
                                       directors,   subject   to    increase  or
                                       decrease in accordance with the Bylaws of the Company. As of the Closing, Gaylen Johnson will continue as a director of the Company; and Gaylen Johnson will be nominated for election as a director by the stockholders of the Company at the next annual meeting of the stockholders of the Company following the Closing. The other current directors of the Company will resign, effective as of the Closing, and Gaylen Johnson, as the sole remaining director, will appoint Greg S. DeBenon, Michael S.

                                       DeBenon,  Ross  L.  DeBenon,  Jr. and Mel
                                       Stephens  as new directors of the Company
                                       as of the Closing.  As soon as reasonably
                                       practicable  after   the   Closing,   the
                                       Company  will  purchase   directors   and
                                       officers  insurance  for the directors of
                                       the  Company in office as of the Closing;
                                       provided,  however, that the Company will
                                       not be obligated to do  so if the cost of
                                       such   insurance   is   determined  by  a
                                       majority of the Post-Closing Board in its
                                       sole   and   absolute  discretion  to  be
                                       prohibitively expensive.

                                    7. All  current  directors,   officers   and
                                       stockholders of  the  Company owning more
                                       than ten percent (10%) of the  shares  of
                                       Company    Common    Stock    outstanding
                                       immediately  before  the   Closing   will
                                       execute and deliver to the Company at the
                                       Closing a lock-up agreement, pursuant  to
                                       which  all shares of Company Common Stock
                                       owned  by  them  will  be  subject  to  a
                                       restriction on transfer for  one (1) year
                                       following   the   Closing.   All  current
                                       directors, officers and  shareholders  of
                                       Buyer owning  more than ten percent (10%)
                                       of  the  shares  of  Buyer  Capital Stock
                                       outstanding    immediately   before   the
                                       Closing  will  execute and deliver to the
                                       Company  at   the   Closing   a   lock-up
                                       agreement, pursuant to which all shares of Company Common Stock owned by them will be subject to a restriction on transfer for one (1) year following the Closing.

 VIII.Principal Conditions to          The Closing will occur within thirty (30)
      Closing the Acquisition          days after approval of the transaction by
                                       the stockholders of the  Company  and  of
                                       Buyer, as  may be required by  applicable
                                       law  or  otherwise,  subject  to   delays
                                       resulting from  governmental  filings and
                                       approvals,  and  will  be  subject to the
                                       following   principal   conditions    (in
                                       addition to customary conditions), any of which may be waived by the other party in its discretion:

                                       1. Each  party  will have complied in all
                                          material respects  with  the covenants
                                          set forth in the

                                          Merger Agreement.

                                       2. All requisite  governmental  approvals
                                          and clearances, if any, (such as Hart-
                                          Scott-Rodino clearance and  securities
                                          law  clearances)  have  been obtained,
                                          except  for  any of  such approvals or
                                          clearances  the  failure  of  which to
                                          obtain  would  not  have  a   material
                                          adverse effect on the Company.

                                       3. There will have occurred  no  material
                                          adverse   change   in   the  business,
                                          condition  (financial  or  otherwise),
                                          results  of  operations,  prospects or
                                          assets and properties of  the  Company
                                          since    the   date   hereof.      The
                                          representations and warranties of  the
                                          Company  contained   in   the   Merger
                                          Agreement will be true in all material
                                          respects at the Closing Date.

                                       4. Arrangements  satisfactory  to   Buyer
                                          have   been   made   to   effect   the
                                          assignment   to  the  Company  of  all
                                          intellectual property created  by  the
                                          Company's   founders,   employees  and
                                          consultants,       including       any
                                          intellectual  property  created by the
                                          founders before  the  creation  of the
                                          Company   (other   than   intellectual
                                          property   created   for    a    prior
                                          employer),  and  to obtain  their full
                                          cooperation  to complete and prosecute
                                          all  appropriate  U.S.   and   foreign
                                          patent filings related thereto.

                                       5. The  following  key  employees  of the
                                          Company continue to be employed by the
                                          Company at the Closing  (and  will not
                                          have   given   any   notice  or  other
                                          indication that they will not continue
                                          to be willing to be employed following
                                          the Closing): Gaylen Johnson and Chris
                                          Johnson.  There  will  be  no  written
                                          employment agreements.   Chris Johnson
                                          will be an  at-will  employee  of  the
                                          Company  as  of   the   Closing.   The
                                          Company will employ Gaylen Johnson for
                                          up to 18 months following the Closing.
                                          After the 18 months,  if Mr. Johnson's
                                          employment  is  continued,  it will be
                                          continued only on an at-will basis.

                                       6. If and as applicable,  holders  of  no
                                          more than
                                          one percent (1%)  of  the  outstanding
                                          shares   of   Company   Common   Stock
                                          immediately before  the  Closing  will
                                          have exercised, or have  any continued
                                          right    to    exercise,    appraisal,
                                          dissenters' or  similar  rights  under
                                          applicable law with respect  to  their
                                          shares by virtue of the Acquisition.

                                       7. Holders of no more  than  ten  percent
                                          (10%)  of  the  outstanding  shares of
                                          Buyer Capital Stock immediately before
                                          the  Closing  will  have exercised, or
                                          have any continued  right to exercise,
                                          appraisal,  dissenters'   or   similar
                                          rights  under  applicable   law   with
                                          respect to their shares by  virtue  of
                                          the Acquisition.

                                       8. No  person will have (i) commenced, or
                                          will have notified either Buyer or the
                                          Company  that  it intends to commence,
                                          an  action  or  proceeding   or   (ii)
                                          provided  Buyer  or  the  Company with
                                          notice, in either case that  allege(s)
                                          that  any of the intellectual property
                                          presently embodied,  or proposed to be
                                          embodied, in the Company's products or
                                          used  in   the   Company-designed   or
                                          modified  development  tools or design
                                          environments  infringes  or  otherwise
                                          violates  the  intellectual   property
                                          rights  of  such  person, is available
                                          for   licensing   from   a   potential
                                          licensor  providing  the   notice   or
                                          otherwise  alleges  that  the  Company
                                          does  not  otherwise  own  or have the
                                          right  to  exploit  such  intellectual
                                          property.

                                       9. Immediately before the Closing, except
                                          for  the  Johnson  Debt  (as   defined
                                          below),  and except for (a) taxes owed
                                          in  the principal amount of $3,881.00,
                                          (b) the Hardaway debt in the principal
                                          amount of $35,000.00 (whose term  will
                                          be extended for one (1) year following
                                          the  Closing), (c) the  Arney  debt in
                                          the  principal  amount  of  $40,000.00
                                          (whose  term  will be extended for one
                                          (1)  year  following the Closing), (d)
                                          the  Rhodes  debt  in  the   principal
                                          amount  of  $18,000.00,  (3)  the Nack
                                          debt  in  the  principal   amount   of
                                          $25,000.00 and (f) accounts payable in
                                          the approximate amount of  $144,155.00
                                          (not to
                                          exceed  $150,000.00,  none of which is
                                          owed  to any  affiliate of the Company
                                          or  to any  entity  controlled  by  or
                                          otherwise    related    directly    or
                                          indirectly  to  any  affiliate  of the
                                          Company)  (collectively,  the "Assumed
                                          Debt"), the Company will have no debt.
                                          All  interest  owed  on  the foregoing
                                          principal  amounts  of  debt  will  be
                                          converted  into  Company  Common Stock
                                          before  the  Closing.  Except  for the
                                          Johnson Debt and the Assumed Debt, all
                                          previous debt of the Company will have
                                          been  paid  in full and satisfied with
                                          shares of Company  Common Stock issued
                                          by   the   Company   to  its  lenders/
                                          creditors before the  Closing  in full
                                          compliance  with all federal and state
                                          securities laws.    Additional Company
                                          debt  owed   to  Gaylen   Johnson   as
                                          deferred    compensation,    in    the
                                          principal amount of $298,542 (less all
                                          amounts required to be withheld by the
                                          Company  on  behalf or for the benefit
                                          of  Gaylen  Johnson  for  income   tax
                                          purposes, which  the  Company  will so
                                          withhold),  will  be  converted   into
                                          Company  Common   Stock   before   the
                                          Closing.

                                      10. At the Closing, the  Company will have
                                          a debt to Gaylen Johnson in the amount
                                          of   One   Hundred   Thousand  Dollars
                                          ($100,000) (the "Johnson Debt"), which
                                          the Company will pay  off  in four (4)
                                          consecutive monthly  cash  payments of
                                          Twenty Five Thousand Dollars ($25,000)
                                          each,  the  first  such  payment to be
                                          made as of the Closing.

 IX.  Non-Competition                  At  the  time  of execution of the Merger
                                       Agreement, Gaylen Johnson will enter into
                                       a  non-competition  agreement  with   the
                                       Company  and Buyer,  pursuant to which he
                                       agrees  not  to  compete  anywhere in the
                                       world, before the third (3rd) anniversary
                                       of the Closing,  with any business of the
                                       Company   constituted    or    reasonably
                                       contemplated as of the execution of the Merger Agreement or the Closing.

 X.   Indemnification                  All  current  directors,   officers   and
                                       stockholders  of  the Company owning more
                                       than  five  percent (5%) of the shares of
                                       Company Common Stock
                                       outstanding   immediately   before    the
                                       Closing,  including  Gaylen Johnson, John
                                       Arney,  Gary  Carter,  Dan  Grigsby   and
                                       Michael Gilburd, will execute and deliver
                                       to  Buyer  at the Closing indemnification
                                       agreements,  pursuant  to which they will
                                       jointly    and    severally    personally
                                       indemnify   Buyer   for    breaches    of
                                       representations and warranties made by the Company in the Merger Agreement.

 XI.  Governing Law                    The  Merger  Agreement,  all other merger
                                       documents,   all   ancillary   agreements
                                       related to the transaction and all other closing documents will be governed by and construed in accordance with California law. Nevada law and California law will govern the effectiveness of the Merger.

 XII. Fees and Expenses                Neither  party  has  or  will  have   any
                                       obligation  to  any  broker,  finder   or
                                       investment  bank  in  connection with the
                                       Acquisition. Buyer will have the right to
                                       approve in advance payment of all out-of-
                                       pocket  expenses,   such  as   fees   and
                                       expenses     of    investment    bankers,
                                       attorneys,   accountants   and  financial
                                       advisors,  incurred  by  the  Company  in
                                       connection  with  the  Acquisition.  Each
                                       party  will  be  responsible  for its own
                                       expenses  if  the  Acquisition   is   not
                                       consummated;  provided, however, that, if
                                       and  only  if  the  Closing  occurs,  the
                                       surviving  corporation  and/or Buyer will
                                       pay up to $25,000.00 of costs incurred by
                                       the  Company  in  connection   with   the
                                       Merger.

 XIII.Board and Stockholder            The respective boards of directors of the
      Approvals                        Company  and  Buyer  and  the  respective
                                       stockholders of the Company and Buyer (as
                                       may  be  required  by  applicable  law or
                                       otherwise) will  have approved the Merger
                                       Agreement     and     the    transactions
                                       contemplated  thereby.   The   respective
                                       boards  of  directors  of   the   Company
                                       and Buyer will have approved all other merger documents, ancillary agreements related to the transaction and the forms of all other closing documents requiring board approval, before execution of the Merger Agreement.

 XIV. Liability Upon Termination       Absent  breach  by  a  party  or  earlier
                                       termination  by  mutual  agreement,   the
                                       transaction and this

                                       Summary of Terms will terminate without liability to either party if the Closing does not occur on or before October 25, 2001.






                                      A-13