Form 10QSB
period 2001-12-31
FREEDOM GOLF CORP/NV
filed 2002-02-19
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2001

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

                              7308 S. Spruce Street
                            Englewood, Colorado 80112
                            -------------------------
                    (Address of principal executive offices)

                                      80112
                                      -----
                                   (Zip Code)

                                 (303) 221-0331
                           (Issuer's Telephone Number)


                        7334 South Alton Way, Bldg. 14-A
                            Englewood, Colorado 80112
                                (Former Address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X   No     .
    ----     ----

The number of shares of the registrant's only class of common stock issued and outstanding as of February 14, 2002, was 13,911,542 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three months ended December 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the three month periods ended December 31, 2001 and 2000.

     Total revenues decreased from $28,107 in the three month period ended December 31, 2000, to $3,295 in 2001, a decrease of $24,812 (88.3%). We believe that this decrease was attributable to the fact that we have not completed our infomercial for our Freedom 345 golf club. We have put the completion of the infomercial on hold until the prospective merger between our company and Trinity Golf, Inc. is either completed or abandoned. Until this occurs, we have put all marketing efforts on hold, principally because we have ceased fund raising activities and have no available capital with which to undertake such marketing activities. Costs of sales were $2,718 during the three month period ended December 31, 2001, compared to $11,204 during the similar period in 2000, a decrease of $8,486 (75.7%). This was due primarily to the decrease in marketing efforts as described above.

     Selling, general and administrative expenses were $97,546 during the three month period ended December 31, 2001, compared to $105,704 during the similar period in 2000, a decrease of $8,158(7.7%). This nominal decrease was due primarily to a decrease in advertising and promotion expense, as well as payroll expense, but was offset by our incurring increased legal fees relating to the proposed merger with Trinity.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had $1,589 in cash, $16,172 in inventory and approximately $91,000 in accounts receivable. We had no other material assets, other than our intellectual properties described elsewhere herein.

     Also at December 31, 2001, we had outstanding notes payable to nonaffiliates in the principal amount of $370,600. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. We have accounts payable due in the amount of $230,139, In addition, there is an aggregate principal balance of $165,679 due to two of our officers, who are also directors of our company. These obligations include the following:

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

     The second note related to this refinancing is in the amount of $10,850 which is the balance of the principal and interest amount due under the original $45,200 note. $40,000 of the original note of $45,200 was repaid to Heritage Trust in November 2000, leaving a balance due of $10,850, including $5,200 in principal, plus $5,650 in interest. This note also accrues interest at the rate of 15% per annum, with a default interest rate of 18% per annum. This note is not secured but is guaranteed by our President, Gaylen Johnson. This note was due February 15, 2001, was revised and extended to September 15, 2001.

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

     In addition, our President, Gaylen Johnson, individually, has three personal loans to us. One note is for $5,500 dated October 29, 1998, one for $10,000 dated August 9, 1999 and the third in the principal amount of $50,000, dated September 3, 2000, which Mr. Johnson obtained through his line of credit with Key Bank. Since September 3, 2000, we have repaid the interest on this loan directly to Key Bank. In addition, the amount of $17,726 has been deducted from the principal balances due Mr. Johnson as a result of certain advances made to him by us. All of these loans accrue interest at the rate of 10% per annum and Mr. Johnson has agreed to extend these loans until such time as we are in a position to repay the notes. If we are unable to secure financing, we may not be able to continue to service the interest payment due Key Bank. As of December 31, 2001, we also have accrued $304,784 in past due salaries due to Mr. Johnson.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended December 31, 2001, we sold an aggregate of 350,000 shares of our common stock for gross proceeds of $35,000 ($.10 per share). The shares were sold to 3 persons who were previously shareholders of our company. These shares were valued at quoted market price at the date the share issuance was approved by our board of directors. Additionally, the holder of a note in the amount of $5,952 elected to convert the note to equity. He received 59,520 shares of our common stock upon conversion ($.10 per share)

     In each situation described above, we relied upon the exemption from registration afforded by Section 4/2 of the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                          ASSETS                              December 31,
                          ------                                  2001
                                                              ------------
Current assets:
  Cash                                                        $      1,589
  Accounts receivable - trade                                          308
  Due from Affiliate                                                90,997
  Inventory                                                         16,172
                                                              ------------
      Total current assets                                         109,066
Property and equipment, at cost, net of
  accumulated depreciation of $11,902                                4,821
Deposit                                                              2,000
Patents, net of accumulated amortization of $22,781                 77,219
                                                              ------------
                                                              $    193,105
                                                              ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Note payable - bank                                         $      9,977
  Notes payable - others                                           360,623
  Notes payable - related party                                    113,766
  Accounts payable - trade                                         230,139
  Advances from president                                           51,913
  Accrued salaries president                                       304,784
  Accrued interest - related party                                  11,210
  Accrued interest                                                  56,797
  Accrued expenses                                                  12,986
                                                              ------------
      Total current liabilities                                  1,152,195
Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,911,542 shares issued and outstanding                          13,912
 Additional paid-in capital                                      2,406,802
 Unearned services                                                (237,500)
 Accumulated deficit                                            (3,142,303)
                                                              ------------
                                                                  (959,090)
                                                              $    193,105
                                                              ============

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                            Statements of Operations
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------

Sales, net                                         $    3,295    $   28,107
Cost of sales                                           2,718        11,204
                                                   ----------    ----------
Gross profit                                              577        16,903

Selling, general and administrative expenses           97,546       105,704
                                                   ----------    ----------
Income (loss) from operations                         (96,969)      (88,801)

Other income and (expense):
  Interest expense                                    (15,134)       (7,993)
  Other income                                              5            13
                                                   ----------    ----------
                                                      (15,129)       (7,980)

Income (loss) before income taxes                    (112,098)      (96,781)
Provision for income taxes                                  -             -
                                                   ----------    ----------

Net income (loss)                                  $ (112,098)   $  (96,781)
                                                   ==========    ==========


Basic and fully diluted earnings (loss) per share:
 Net income (loss)                                 $    (0.01)   $    (0.01)
                                                   ==========    ==========

 Weighted average shares outstanding               13,911,542    13,725,573
                                                   ==========    ==========

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                                         Three Months Ended
                                                            December 31,
                                                       ---------------------
                                                          2001       2000
                                                       ---------   ---------

Net income (loss)                                      $(112,097)  $ (96,781)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Common stock issued for services                             -           -
   Depreciation and amortization                           2,536       2,499
   Interest added to loan balance                              -       5,650
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                (0)      1,318
    (Increase) decrease in other accounts receivable    (100,997)          -
    (Increase) decrease in inventory                     163,788     (84,926)
    (Increase) decrease in prepaid expenses                    -      38,800
    Increase (decrease) in accounts payable               (4,225)      2,157
    Increase (decrease) in accrued salaries                4,217     (13,175)
    Increase (decrease) in accrued expenses               14,469       2,737
                                                       ---------   ---------
       Total adjustments                                  79,788     (44,940)
                                                       ---------   ---------
  Net cash provided by operating activities              (32,309)   (141,721)
                                                       ---------   ---------
Cash flows from investing activities:
  Sale of fixed assets                                       675           -
                                                       ---------   ---------
  Net cash (used in) investing activities                    675           -

Cash flows from financing activities:
   Common stock sold for cash                             35,452      70,000
   Repayment of bank loan                                 (1,335)     (1,594)
   Proceeds from notes payable                             1,986      70,000
   Repayment of notes payable                             (2,881)    (12,282)
                                                       ---------   ---------
  Net cash (used in) financing activities                 33,223     126,124
                                                       ---------   ---------

Increase (decrease) in cash                                1,589     (15,597)
Cash and cash equivalents,
 beginning of period                                           -      15,597
                                                       ---------   ---------
Cash and cash equivalents,
 end of period                                         $   1,589   $       -
                                                       =========   =========


            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                December 31, 2001

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with information provided in the Company's report on Form 10-K for the year ended September 30, 2001.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     Income (loss) per share was computed using the weighted average number of common shares outstanding.

     During the three months ended December 31, 2001, the Company received gross proceeds from the sale of common stock aggregating $35,000. The shares were sold at a price of $.10 per share, which was equivalent to the trading value common stock at the sale date.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FREEDOM GOLF CORPORATION
                                       (Registrant)

                                       Dated:  February 19, 2002


                                       By:s/ Gaylen P. Johnson
                                          --------------------------------
                                          Gaylen P. Johnson, President