Form 10QSB
period 2002-03-31
FREEDOM GOLF CORP/NV
filed 2002-05-20
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding as of May 20, 2002, was 13,971,542 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six months ended March 31, 2002, are attached hereto.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the six month periods ended March 31, 2002 and 2001.

     Total revenues decreased from $78,777 in the six month period ended March 31, 2001, to $2,387 in 2002, a decrease of $76,390 (96.9%). We believe that this decrease was attributable to the fact that we have not completed our infomercial for our Freedom 345 golf club. We had put the completion of the infomercial on hold until the prospective merger between our company and Trinity Golf, Inc. ("Trinity"), was either completed or abandoned. Until this occurred, we put all marketing efforts on hold, principally because we had ceased fund raising activities and had no available capital with which to undertake such marketing activities. As of the date of this Report, the proposed merger with Trinity has been abandoned as a result of our being notified by the Securities and Exchange Commission that the Securities and Exchange Commission intended to recommend that a civil action be commenced against us and Gaylen Johnson, individually, our President. The SEC is alleging that both we and Mr. Johnson have violated the anti-fraud provisions included under the Securities Act of 1933, as amended. See "Part II, Item 1, Legal Proceedings" below. As a direct result of this pending matter, management of Trinity has notified us that they do not wish to proceed with the proposed merger. See "Liquidity and Capital Resources" below for a discussion of what we intend to do in the future as a result of this SEC matter.

     Costs of sales were $1,881 during the six month period ended March 31, 2002, compared to $8,630 during the similar period in 2001, a decrease of $6,749 (78.2%). This was due primarily to the decrease in marketing efforts as described above.

     Selling, general and administrative expenses were $30,265 during the six month period ended March 31, 2002, compared to $155,884 during the similar period in 2001, a decrease of $125,619 (80.6%). This decrease was due primarily to a decrease in advertising and promotion expense, payroll expense and rent, but was offset by our incurring increased legal fees relating to the proposed merger with Trinity. Our management has attempted to limit our administrative expenses due to our severe lack of working capital by moving our operations to the home of Mr. Johnson and otherwise curtail spending.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had $4,077 in cash. We had approximately $15,959 in inventory and $57,491 in accounts receivable, including inventory which we had shipped to Trinity in contemplation of completing the merger. However, as of the date of this Report this inventory has been returned. Other than approximately $16,000 in additional golf club parts, we had no other material assets, other than our intellectual properties described elsewhere herein.

     At March 31, 2002, we had outstanding notes payable to nonaffiliates in the principal amount of $370,600. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. We have accounts payable due in the amount of $230,139. In addition, there is an aggregate principal balance of $165,679 due to two of our officers and directors. These obligations include the following:

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

     In addition, our President, Gaylen Johnson, individually, has three personal loans to us. One note is for $5,500 dated October 29, 1998, one for $10,000 dated August 9, 1999 and the third in the principal amount of $50,000, dated September 3, 2000, which Mr. Johnson obtained through his line of credit with Key Bank. Since September 3, 2000, we have repaid the interest on this loan directly to Key Bank. In addition, the amount of $17,726 has been deducted from the principal balances due Mr. Johnson as a result of certain advances made to him by us. All of these loans accrue interest at the rate of 10% per annum and Mr. Johnson has agreed to extend these loans until such time as we are in a position to repay the notes. If we are unable to secure financing, we may not be able to continue to service the interest payment due Key Bank. As of March 31, 2002, we also have accrued $305,747 in past due salaries due to Mr. Johnson.

     If the proposed Trinity Merger is not successfully consummated, our management has recognized that, in order to allow us to implement our business strategy it will be necessary for us to raise additional equity capital of up to $2 million. We are currently exploring other available funding opportunities, but as of the date of this Report, no definitive agreement or arrangement has been reached with any person or entity, who has agreed to provide funding to us.

     We intend to continue our discussions with investment bankers and others to provide or assist in providing additional financing. However, as of the date of this Report, we do not have any written commitments for any financing, and no assurance can be given that we will obtain any such financing. Failure to obtain additional capital into our company will force management to further reduce expense, if possible, which may affect our ability to implement our business plan. If we are not successful, it is doubtful that we will be able to survive and we will be forced to liquidate.

TRENDS

     Because of the difficulty we have been experiencing in raising capital, implementation of our business plan has been delayed. In spite of this difficulty, we previously anticipated that our revenues would increase beginning in February 2001, which increase we believe is reflected in the total revenue increase which we experienced during the nine month period which ended June 30, 2001. We believe our revenue flow will continue to be inconsistent through 2002, but we anticipate that our revenues will increase in the summer and fall of 2002, if we are able to secure adequate funding for our operations, complete and air our 30 minute infomercial for our Freedom 345 golf club, and our products are accepted by the golfing market. Each of these assumptions are subject to numerous contingencies and our actual results will likely differ from our expectations, which differences could be material.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In April 2002, we were advised by the staff at the Miami, Florida office of the Securities and Exchange Commission that it intended to recommend that a civil action be commenced against us and Gaylen Johnson, individually, our President. The SEC is alleging that both we and Mr. Johnson have violated the anti-fraud provisions included under the Securities Act of 1933, as amended. These allegations relate to various "A" Warrants which were exercised to purchase shares of our common stock in 2000. As of the date of this Report, no recommendation has yet been made by the SEC's Miami office and we are engaged in discussions with the same. Based upon the information currently available to us, it is both our position and Mr. Johnson's opinion that the allegations are without merit and would be vigorously defended, if we had sufficient capital available to be able to pay attorneys to represent us, which we do not. Based upon our conversations with the SEC, our total exposure in this matter is approximately $170,000, the amount which we received from the exercise of the aforesaid warrants.

     We are unaware of any other threatened or pending matters against us.

ITEM 2. CHANGES IN SECURITIES - None

Subsequent Event

     In April 2002, we issued 10,000 shares of our common stock in favor of Gary Carter, one of our directors, pursuant to our prior agreement wherein we agreed to issue Mr. Carter 10,000 shares of our common stock for every tournament of Celebrity Players Tour in which he finishes in the top 10 and 50,000 shares of our common stock to one unaffiliated person, in exchange for services valued at $5,000 ($.10 per share). These shares which were issued were valued at the market price of our common stock at the time of issuance. We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                         ASSETS                                   March 31,
                         ------                                     2002
                                                                 ----------
Current assets:
  Cash                                                           $    4,077
  Accounts receivable - trade, net of $500 bad debt reserve             308
  Other Accounts Receivable                                          57,491
  Inventory                                                          15,959
  Deposit                                                                 -
      Total current assets                                           77,836
                                                                 ----------
Property and equipment, at cost, net of
  accumulated depreciation of $12,772                                 2,856

Patents, net of accumulated amortization of $24,448                  75,552
                                                                 ----------
                                                                 $  156,243
                                                                 ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Note payable - bank                                            $    8,599
  Notes payable - others                                            359,438
  Notes payable - related party                                     113,766
  Accounts payable - trade                                          230,262
  Advances from officer                                              52,296
  Advances from affiliate
  Accrued salaries -officer                                         305,747
  Accrued interest - related party                                   13,938
  Accrued interest                                                   67,634
  Accrued expenses                                                    8,767
                                                                 ----------
      Total current liabilities                                   1,160,446

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,911,542 shares issued and outstanding                           13,912
 Additional paid-in capital                                       2,406,802
 Unearned services                                                 (237,500)
 Accumulated deficit                                             (3,187,416)
                                                                 ----------
                                                                 (1,004,203)
                                                                 ----------
                                                                 $  156,243
                                                                 ==========

           See accompanying notes to unaudited financial statements.

                                   Freedom Golf Corporation
                                   Statements of Operations
                 Three Months and Six Months Ended March 31, 2002 and 2001
                                        (Unaudited)

                                                  Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                   2002        2001        2002        2001
                                                ----------  ----------  ----------  ----------
Sales, net                                      $    2,387  $   78,777  $    5,682  $  106,884
Cost of sales                                        1,881       8,630       4,599      19,834
                                                ----------  ----------  ----------  ----------
Gross profit                                           506      70,147       1,083      87,050

Selling, general and administrative expenses        30,265     155,884     127,811     261,588
                                                ----------  ----------  ----------  ----------
Income (loss) from operations                      (29,759)    (85,737)   (126,728)   (174,538)

Other income and (expense):
  Interest expense                                 (15,356)     (4,944)    (30,490)    (12,937)
  Other income                                           1          54           6          67
                                                ----------  ----------  ----------  ----------
                                                   (15,355)     (4,890)    (30,484)    (12,870)

Income (loss) before income taxes                  (45,113)    (90,627)   (157,211)   (187,408)
Provision for income taxes                               -           -           -           -
                                                ----------  ----------  ----------  ----------

Net income (loss)                               $  (45,113) $  (90,627) $ (157,211) $ (187,408)
                                                ==========  ==========  ==========  ==========


Basic and fully diluted earnings (loss) per share:

 Net income (loss)                              $    (0.00) $    (0.01) $    (0.01) $    (0.01)
                                                ==========  ==========  ==========  ==========

 Weighted average shares outstanding            13,911,542  13,860,983  13,911,542  13,793,278
                                                ==========  ==========  ==========  ==========

                   See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                    Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                Six Months Ended
                                                                       March 31,
                                                           2002        2001
                                                        ----------  ----------

Net income (loss)                                       $ (157,210) $ (187,408)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Common stock issued for services                               -           -
   Depreciation and amortization                             5,073       4,998
   Interest added to loan balance                                -       5,650
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (0)    (63,324)
    (Increase) decrease in other accounts receivable       (67,491)          -
    (Increase) decrease in inventory                       164,001     (75,840)
    (Increase) decrease in prepaid expenses                  2,000      38,800
   Increase (decrease) in accounts payable                  (4,102)     48,705
    Increase (decrease) in accrued salaries                  5,180     (21,868)
    Increase (decrease) in accrued expenses                 23,815       5,462
                                                        ----------  ----------
       Total adjustments                                   128,476     (57,417)
                                                        ----------  ----------
  Net cash provided by
   operating activities                                    (28,734)   (244,825)
                                                        ----------  ----------
Cash flows from investing activities:
  Sale of fixed assets                                       1,770        (749)
                                                        ----------  ----------
  Net cash (used in)
   investing activities                                      1,770        (749)

Cash flows from financing activities:
   Common stock sold for cash                               35,452      77,623
   Repayment of bank loan                                   (2,713)     (3,255)
   Proceeds from notes payable                               2,369     157,762
   Repayment of notes payable                               (4,067)     (2,153)
                                                        ----------  ----------
  Net cash (used in)
   financing activities                                     31,041     229,977
                                                        ----------  ----------
Increase (decrease) in cash                                  4,076     (15,597)
Cash and cash equivalents,
 beginning of period                                             -      15,597
                                                        ----------  ----------
Cash and cash equivalents,
 end of period                                          $    4,076  $        -
                                                        ==========  ==========

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                 March 31, 2002

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

          During the six months ended March 31, 2002, the Company received gross proceeds from the sale of common stock aggregating $35,000. The shares were sold at a price of $.10 per share, which was equivalent to the trading value common stock at the sale date.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FREEDOM GOLF CORPORATION
                                        (Registrant)

                                        Dated: May 20, 2002


                                        By:s/ Gaylen P. Johnson
                                           ----------------------------------
                                           Gaylen P. Johnson, President