Form 10QSB
period 2002-06-30
FREEDOM GOLF CORP/NV
filed 2002-08-19
CIK 1082493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding as of August 16, 2002, was 13,971,542 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine months ended June 30, 2002, are attached hereto.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the nine month periods ended June 30, 2002 and 2001.

     Total revenues decreased from $124,763 in the nine month period ended June 30, 2001, to $13,886 in 2002, a decrease of $110,877 (88.9%). We believe that this decrease was attributable to the fact that we have not completed our infomercial for our Freedom 345 golf club. We had put the completion of the infomercial on hold until the prospective merger between our company and Trinity Golf, Inc. ("Trinity"), was either completed or abandoned. Until this occurred, we put all marketing efforts on hold, principally because we had ceased fund raising activities and had no available capital with which to undertake such marketing activities. As of the date of this Report, the proposed merger with Trinity has been abandoned as a result of our being notified by the Securities and Exchange Commission that the Securities and Exchange Commission intended to recommend that a civil action be commenced against us and Gaylen Johnson, individually, our President. The

SEC is alleging that both we and Mr. Johnson have violated the anti-fraud provisions included under the Securities Act of 1933, as amended. See "Part II,
Item 1, Legal Proceedings" below. As a direct result of this pending matter, management of Trinity has notified us that they do not wish to proceed with the proposed merger. See "Liquidity and Capital Resources" below for a discussion of what we intend to do in the future as a result of the termination of the proposed Trinity merger.

     Costs of sales were $7,271 during the nine month period ended June 30, 2002, compared to $21,683 during the similar period in 2001, a decrease of $14,412 (66.7%). This was due primarily to the decrease in marketing efforts as described above.

     Selling, general and administrative expenses were $171,116 during the nine month period ended June 30, 2002, compared to $524,341 during the similar period in 2001, a decrease of $353,225 (67.4%). This decrease was due primarily to a decrease in advertising and promotion expense, payroll expense and rent, but was offset by our incurring increased legal fees relating to the proposed merger with Trinity, which fees were generated primarily in the last calendar quarter of 2001. Our management has attempted to limit our administrative expenses due to our severe lack of working capital by moving our operations to the home of Mr. Johnson and otherwise curtail spending.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had $983 in cash. We had approximately $177,689 in inventory and $308 in accounts receivable. Our accounts receivable decreased from the six month period ended March 31, 2002 as a result of the return of our inventory which we had shipped to Trinity in contemplation of completing the merger. Other than approximately $16,000 in additional golf club parts, we have no other material assets, other than our intellectual properties.

     At June 30, 2002, we had outstanding notes payable to nonaffiliates in the principal amount of $364,188. All of these notes are due within one year and bear interest at from 7.25% to 15% per annum. We have accounts payable due in the amount of $356,481. In addition, there is an aggregate principal balance of $165,679 due to Mr. Johnson, our President and John Arney a former officer and director who resigned his positions with our Company in June 2002. These obligations include the following:

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

     No formal extension of the aforesaid notes has been executed as of the date of this Report. However, we have reached a verbal agreement with Mr. Arney, wherein he has agreed to extend both notes under the same terms and conditions as existed prior to the maturity date of each note until September 30, 2002.

     In addition, our President, Gaylen Johnson, individually, has three personal loans to us. One note is for $5,500 dated October 29, 1998, one for $10,000 dated August 9, 1999 and the third in the principal amount of $50,000, dated September 3, 2000, which Mr. Johnson obtained through his line of credit with Key Bank. Since September 3, 2000, we have repaid the interest on this loan directly to Key Bank. In addition, the amount of $17,726 has been deducted from the principal balances due Mr. Johnson as a result of certain advances made to him by us. All of these loans accrue interest at the rate of 10% per annum and Mr. Johnson has agreed to extend these loans until such time as we are in a position to repay the notes. If we are unable to secure financing, we may not be able to continue to service the interest payment due Key Bank. As of June 30, 2002, we also have accrued $323,747 in past due salaries due to Mr. Johnson.

     In order to successfully implement our business plan, our management believes that it will be necessary for us to raise additional equity capital of up to $2 million. We are currently exploring other available funding opportunities, but as of the date of this Report, no definitive agreement or arrangement has been reached with any person or entity, who has agreed to provide funding to us.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In April 2002, we were advised by the staff at the Miami, Florida office of the Securities and Exchange Commission that it intended to recommend that a civil action be commenced against us and Gaylen Johnson, individually, our President. The SEC is alleging that both we and Mr. Johnson have violated the anti-fraud provisions included under the Securities Act of 1933, as amended. These allegations relate to various "A" Warrants which were exercised to purchase shares of our common stock in 2000. As of the date of this Report, we are engaged in settlement discussions with the SEC's Miami office, but no definitive settlement arrangement has been reached and there can be no assurances that such a settlement will be successfully reached in the immediate future. Based upon the information currently available to us, it is both our position and Mr. Johnson's opinion that the allegations are without merit and would be vigorously defended, if we had sufficient capital available to be able to pay attorneys to represent us, which we do not. Based upon our conversations with the SEC, our total exposure in this matter is approximately $170,000, the amount which we received from the exercise of the aforesaid warrants.

     We are unaware of any other threatened or pending matters against us.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                            Freedom Golf Corporation
                                  Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                          ASSETS                                 June 30,
                          ------                                   2002
                                                               -----------
Current assets:
  Cash                                                         $       983
  Accounts receivable - trade, net of $500 bad debt reserve            308
  Other Accounts Receivable                                             --
  Inventory                                                        177,689
  Deposit                                                               --
                                                               -----------
      Total current assets                                         178,981
                                                               -----------

Property and equipment, at cost, net of
  accumulated depreciation of $12,859                                4,216


Patents, net of accumulated amortization of $26,115                 73,885
                                                               -----------
                                                               $   257,081
                                                               ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Note payable - bank                                          $     7,196
  Notes payable - others                                           356,992
  Notes payable - related party                                    113,766
  Accounts payable - trade                                         356,481
  Advances from officer                                             52,682
  Advances from affiliate
  Accrued salaries -officer                                        323,747
  Accrued interest - related party                                  16,697
  Accrued interest                                                  78,592
  Accrued expenses                                                   8,797
                                                               -----------
      Total current liabilities                                  1,314,950

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  13,971,542 shares issued and outstanding                          13,912
 Additional paid-in capital                                      2,406,802
 Unearned services                                                (237,500)
 Accumulated deficit                                            (3,241,081)
                                                               -----------
                                                                (1,057,868)
                                                               -----------
                                                               $   257,081
                                                               ===========

            See accompanying notes to unaudited financial statements.


                            Freedom Golf Corporation
                            Statements of Operations
            Three Months and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                                June 30,                   June 30,
                                                         2002           2001          2002           2001
                                                     -----------    -----------    ----------     ----------
Sales, net                                           $     8,204    $    17,879    $    13,886    $  124,763
Cost of sales                                              2,672          1,849          7,271        21,683
                                                     -----------    -----------    ----------     ----------
Gross profit                                               5,532         16,030          6,615       103,080

Selling, general and administrative expenses              43,305        262,753        171,116       524,341
                                                     -----------    -----------    -----------    ----------
Income (loss) from operations                            (37,773)      (246,723)      (164,501)     (421,261)

Other income and (expense):
  Interest expense                                       (15,893)       (31,106)       (46,383)      (44,043)
  Other income                                                 0              2              6            69
                                                     -----------    -----------    -----------    ----------
                                                         (15,893)       (31,104)       (46,377)      (43,974)

Income (loss) before income taxes                        (53,666)      (277,827)      (210,878)     (465,235)
Provision for income taxes                                    --             --             --            --
                                                     -----------    -----------    -----------    ----------

Net income (loss)                                    $   (53,666)   $  (277,827)   $  (210,878)   $ (465,235)
                                                     ===========    ===========    ===========    ==========

Basic and fully diluted earnings (loss) per share:
 Net income (loss)                                   $     (0.00)   $     (0.02)   $     (0.02)   $    (0.04)
                                                     ===========    ===========    ===========    ==========

 Weighted average shares outstanding                  13,971,542     13,242,021     13,931,542    13,256,611
                                                     ===========    ===========    ===========    ==========

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                            Statements of Cash Flows
                    Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                           2002        2001
                                                       ---------    ---------

Net income (loss)                                      $ (53,665)   $(465,235)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Common stock issued for services                            --           --
   Depreciation and amortization                           1,754        7,497
   Interest added to loan balance                             --        8,566
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                (0)         972
    (Increase) decrease in other accounts receivable      57,491           --
    (Increase) decrease in inventory                    (161,728)     (74,508)
    (Increase) decrease in prepaid expenses                   --       38,800
    Increase (decrease) in accounts payable              126,219      107,762
    Increase (decrease) in accrued salaries               18,000      (13,239)
    Increase (decrease) in accrued expenses               13,747       28,216
                                                       ---------    ---------
       Total adjustments                                  55,482      104,066
                                                       ---------    ---------
  Net cash provided by
   operating activities                                    1,817     (361,169)
                                                       ---------    ---------

Cash flows from investing activities:
  Purchase of fixed assets                                (1,447)        (749)
                                                       ---------    ---------
  Net cash (used in)
   investing activities                                   (1,447)        (749)

Cash flows from financing activities:
   Common stock sold for cash                             (5,501)     117,623
   Repayment of bank loan                                 (1,403)      (4,103)
   Proceeds from notes payable                               386      232,801
   Repayment of notes payable                              3,054           --
                                                       ---------    ---------
  Net cash (used in)
   financing activities                                   (3,464)     346,321
                                                       ---------    ---------

Increase (decrease) in cash                               (3,094)     (15,597)
Cash and cash equivalents,
 beginning of period                                       4,077       15,597
                                                       ---------    ---------
Cash and cash equivalents,
 end of period                                         $     983    $      --
                                                       =========    =========

            See accompanying notes to unaudited financial statements.

                            Freedom Golf Corporation
                     Notes to Unaudited Financial Statements
                                  June 30, 2002

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

                                        FREEDOM GOLF CORPORATION
                                        (Registrant)

                                        Dated: August 16, 2002


                                        By:s/ Gaylen P. Johnson
                                           -------------------------------------
                                           Gaylen P. Johnson, President